Form 10-K405
DETREX CORPORATION
filed 1995-03-29
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to
                              ---------------------------------------  --------


Commission file number  0-784
                       --------------------------------------------------------


                              DETREX CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                           38-0480840
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

24901 Northwestern Hwy., Suite 500, Southfield, Michigan             48075
--------------------------------------------------------           ---------
        (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code             (810) 358-5800

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
    Title of each class                               which registered
    -------------------                          ------------------------
           None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Capital Stock, $2 Par Value
                      ----------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    X                NO
                                             -----                -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                                       FORM 10-K



The aggregate market value (based upon the NASDAQ Closing Price) of Common Stock on March 17, 1995 of Detrex Corporation held by nonaffiliates was approximately $15,042,433.

The number of shares of Common Capital Stock, $2 Par Value outstanding on March 17, 1995 was 1,583,414.

Documents incorporated by reference:

                                                     Part and Item Number
                                                       of Form 10-K into
                 Document                              which Incorporated

1.       Detrex Corporation                        Part II Items 5 through 8
         Annual Report to                          Part IV, Item 14
         Stockholders for the year
         ended December 31, 1994

2.       Detrex Corporation                        Part III, Items 10, 11, 12
         Notice of Annual                            and 13
         Meeting of Stockholders
         and Proxy Statement for
         the Annual Meeting of
         Stockholders to be held
         April 27, 1995

                                                                       FORM 10-K



                                     PART I

ITEM 1. BUSINESS

Detrex Corporation was incorporated in Michigan in 1925. Detrex Corporation and its subsidiaries (the Company) operate predominantly in a single industry, chemicals and allied products, services, and supply processes for use by manufacturing and service industries.

Detrex Corporation and its subsidiaries operate predominantly in a single industry: chemicals and allied products, services, and processes for use by manufacturing and service industries. The principal products include specialty chemicals, industrial cleaners, process equipment, coatings, lubricant additives, chlorinated solvents, hydrochloric acid, PVC plastic pipe, industrial finishing materials and paints, industrial furnaces, degreasing equipment, and environmental and analytical laboratory services. The products are primarily sold by sales-service engineers and most sales are direct to industrial users. Net sales by product line for each of the last five years are set forth below:


                                  Product Line
                                  ------------
                        Chemical
                        Products           Chemical
                        and Services       Equipment             Total
                        ---------------    ---------            -------


             1994         $79,975,998       $20,120,445        $100,096,443
             1993          85,895,760        19,682,709         105,578,469
             1992          79,326,021        17,428,137          96,754,158
             1991          70,092,135        11,305,378          81,397,513
             1990          75,904,572        20,232,975          96,137,547

Of the $80.0 million included in 1994 Chemical Products and Services sales, approximately $22 million (27.3%) represent sales by the Company's solvents division, $14 million (16.9%) represent sales by its paint subsidiary, $13 million (16.6%) represent sales by its lubricants subsidiary and $25 million (31.6%) represent sales by its plastic pipe subsidiary.

All of the Company's business units operate in highly competitive markets which are mainly national in scope, although some business is done internationally by its lubricants subsidiary and its plastic pipe subsidiary. In all products, there are numerous competitors with no one company or a small number of companies being dominant. The Company operates in niche markets and its principal methods of competition in various markets include service, price and quality, depending on the market serviced. No material part of the business is dependent upon a single customer or a few customers.

                                                                       FORM 10-K




                               PART I (CONTINUED)

ITEM 1. BUSINESS (Continued)


The backlog of orders at any one time is generally not significant to the Company's business. At December 31, 1994, the Company's backlog of Chemical Equipment orders was $10,174,000 and the Company expects to complete all of these orders in 1995. At December 31, 1993, the Company's backlog of Chemical Equipment orders was $9,386,000.

Raw materials essential to the Company's various products are generally commodity materials and are readily available from competitive sources. The Company's solvents division is going through a major transition in the marketplace, primarily because of the rapid phasing out of ozone depleting solvents. As a result, the division is increasingly marketing substitutes for such solvents, including aqueous based cleaners, and is involved in the supply of environmental services.

The Company owns various patents and trademarks which aid in maintaining the Company's competitive position; these expire at various times within the next seventeen years. The expiration of such patents and trademarks should not have a material adverse effect on the Company's operations. No material portion of the Company's business is seasonal or subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

The approximate dollar amounts spent during 1994, 1993, and 1992 on research sponsored by the Company were $1,784,000, $2,532,000, and $2,458,000, respectively. The number of professional employees engaged in such activities were 28 for 1994, 40 for 1993, and 32 for 1992.

There are no customers to which sales were made in an amount which equals ten percent or more of consolidated revenues.

The Company does not expect to incur significant capital expenditures for environmental compliance in 1995. However, the Company does expect to continue to incur significant professional fees and expenses in connection with its environmental compliance efforts. The Company maintains an environmental reserve which at December 31, 1994 totaled $12.6 million, of which $1.5 million is estimated to be spent in 1995. A more detailed discussion of environmental matters is included under Item 3 - Legal Proceedings and in Management's Discussion and Analysis in the Annual Report.

The Company employed 367 persons as of December 31, 1994.

The Company is not engaged in manufacturing operations in foreign countries, nor is a material portion of sales or revenues derived from customers in foreign countries, although the Company intends to increase its international business at certain of its business units.

                                                                       FORM 10-K




                               PART I (CONTINUED)

ITEM 1. BUSINESS (Concluded)

The Company utilized a combination of internally generated funds, a portion of the proceeds from the sale of its Industrial Chemical Specialties Division, and net additional borrowings of $1.5 million to finance its activities during 1994. As of December 31, 1994, working capital was $7.0 million, compared to $10.7 million at December 31, 1993. For a discussion of the Company's credit agreements, see Footnote 4 to the Consolidated Financial Statements and Management's Discussion and Analysis in the Annual Report.


ITEM 2. PROPERTIES

The Company's administrative offices are located in approximately 7,500 square feet of leased space at 24901 Northwestern Hwy., Suite 500, Southfield, Michigan.

Detrex and its subsidiaries conduct manufacturing and research operations in eleven principal locations of which ten are owned as follows:

1) A 50,000 square foot plant in Redford Township, Michigan is located on seven acres of land. This plant includes blending, mixing, drumming, and other facilities available to toll manufacture. There are above ground storage facilities for raw materials and finished products. The plant also houses administrative personnel for two of the Company's divisions.

2) A plant located on 57 acres in Ashtabula, Ohio is used in connection with the manufacture of hydrochloric acid, reagent grade chemicals and N-methyl pyrrole.

3) The Company's lubricants subsidiary manufactures gear and oil additives in a plant located in Cleveland, Ohio on 5 acres of land and 59,000 square feet of office, research and plant space. This plant is equipped with mixing and blending equipment and storage facilities. Additional manufacturing of additives is done in a plant consisting of 12,800 square feet at Hooven (Cincinnati), Ohio located on 3.6 acres of leased land. The present lease at Hooven expires in June 1996.

4) The Company's plastic pipe subsidiary manufactures plastic pipe in a plant located on 20 acres of land and 228,500 square feet of office and plant space located in Easton, Pennsylvania. Extruders and special dies are used to manufacture the plastic PVC pipe from resin. Production and warehouse facilities have been expanded several times since this subsidiary was acquired in 1968, and during 1994, warehouse space was added in California.


5) Seibert-Oxidermo, Inc. manufactures industrial finishing materials and automotive paints in a plant located in Detroit, Michigan containing 26,200 square feet of office and plant space on one acre of land. Additional manufacturing of automotive paints is done in a plant located in

                                                                       FORM 10-K





                               PART I (CONTINUED)


ITEM 2. PROPERTIES (Concluded)

   Romulus, Michigan containing 35,300 square feet of office, research and plant space on 40 acres of land.

6) The Company owns a building used as a research laboratory and office in Bowling Green, Kentucky. The plant formerly used for manufacturing in Bowling Green is expected to be sold in late 1995 or early 1996 for approximately book value.

7) The Company owns a warehouse and sales office facility located in Detroit, Michigan. The building area is approximately 20,000 square feet and is located on approximately one-half acre of land.

8) The Company owns a warehouse and sales office facility located in Los Angeles, California. The Building area is approximately 10,000 square feet and is located on one acre of land in the industrial section of the city.

9) The Company owns a warehouse and sales office facility located in Charlotte, North Carolina. The Building area is approximately 11,000 square feet and is located on one acre of land.

10)The Company owns a warehouse and sales office facility located in Indianapolis, Indiana. The building area is approximately 8,600 square feet and is located on one acre of land.

ITEM 3. LEGAL PROCEEDINGS

The Environmental Protection Agency ('EPA') has notified the Company and at least seventeen other companies that they may be potentially responsible for sharing costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The EPA issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task at an estimated total cost of $48,000,000. The Company and the other potentially responsible parties have expressed their disagreement with this recommendation and are continuing to negotiate with the EPA as to how best to effect the clean up operation. The Company believes that the Fields Brook remedial investigation and feasibility studies referred to below will be an important factor in negotiating with the EPA.

The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of contamination at several sites, including properties owned by the Company. The Company conducted a comprehensive review of its reserves during the fourth quarter of 1994 and added $8.5 million to this reserve. The total amount of the reserve at December 31, 1994 is $12.6 million, which amount was calculated without taking into consideration any possible insurance recoveries.

                                                                       FORM 10-K

ITEM 3. LEGAL PROCEEDINGS (Concluded)

The reserve includes a provision for the Company's anticipated share of remedial investigation and feasibility studies to determine sources of contamination and methods of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that may be incurred in connection with remediation of the Fields Brook watershed and other sites. Some of these studies have been completed; others are ongoing. In many cases, the methods of remediation remain to be agreed upon.

The Company is a defendant in an action brought by the Carrier Corporation in Superior Court for Los Angeles County, California. An order granting the Company Summary Judgment was reversed by an Appellate Court in late 1992. Carrier has alleged that a product manufactured by the Company malfunctioned, causing environmental damage to its property. The Court ordered that the trial be separated into two phases. The first phase proceeded to trial in October of 1994 and was completed in December of 1994. The Company is awaiting the decision of the trial judge. Depending upon his ruling, the second phase of the trial is expected to begin in the summer of 1995. The Company believes it has valid defenses to the claims and is vigorously defending the action. The
Company's   product liability insurance carrier is paying the costs of defense under a reservation of rights. The Company believes that any judgment against it will be covered by its product liability insurance.


The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts.

In addition to the above, there are several other claims and lawsuits pending against the Company and its subsidiaries.

The amount of liability to the Company with respect to costs of remediation of contamination of the Fields Brook watershed and of other sites, and the amount of liability with respect to several other claims and lawsuits against the Company, was based on available data. The Company has established its reserves in accordance with its interpretation of the principles outlined in Statement of Financial Accounting Standards No. 5 and Securities and Exchange Commission Staff Accounting Bulletin No. 92. In the event that any additional accruals should be required in the future with respect to such matters, the amounts of such additional accruals could have a material impact on the results of operations to be reported for a specific accounting period but should not have a material impact on the Company's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                                                       FORM 10-K




EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all executive officers of the registrant at March 23, 1995 and their positions and offices with the registrant are as follows:

                 Name and Age                                       Positions and Offices
                 ------------                                       ---------------------

J. L. Wenzler                     (54)                      President and Chief Executive Officer (a)

G. J. Israel                      (54)                      Vice-President - Finance, Treasurer and Chief Financial Officer (b)

J. F. Schatt                      (49)                      Vice-President - Human Resources (c)

A. E. Porter                      (45)                      Vice-President - Operations (d )

D. R. Crandell                    (38)                      Vice-President - Commercial Development (e )

R. M. Currie                      (41)                      Secretary and General Counsel (f)

E. R. Rondeau                     (60)                      Controller (g)

(a) Mr. Wenzler was elected President and Chief Executive Officer on January 15, 1993. Mr. Wenzler came to the Company from Heartland Industries where he served as President and Chief Executive Officer from 1990 to 1992. Prior to that time, Mr. Wenzler was President and Chief Executive Officer of Akzo Coatings, Inc.

(b) Mr. Israel was elected Vice-President - Finance and Chief Financial Officer on February 25, 1993. Mr. Israel came to the Company from Chrysler Corporation where he served for 26 years in numerous financial positions. His most recent position was Vice President and Controller-Treasurer of Chrysler Canada Ltd.

(c) Mr. Schatt was elected Vice President - Human Resources on April 22, 1993. Mr. Schatt came to the Company from McLouth Steel where he served as Vice President - Administration.

(d) Mr. Porter was elected Vice President - Operations on June 1, 1994. Mr. Porter joined the Company on April 20, 1993, and served in various executive positions until his current appointment. Prior to that, he was employed by Akzo Coatings, Inc.

(e) Mr. Crandell was elected Vice President - Commercial Development on June 1, 1994. Mr. Crandell joined the Company on September 30, 1991, and served in various executive positions until his current appointment. Prior to that, he served as Assistant Controller of Pulte Home Corporation.

(f) Mr. Currie joined the Company as General Counsel on July 16, 1993. He was named Secretary and General Counsel on November 1, 1994. Prior to joining the Company, Mr. Currie was engaged in private law practice.

(g) Mr. Rondeau served as Assistant Controller of the Company for more than the past five years before being elected Controller on March 25, 1993.

All officers of the Company are elected annually and hold office until their successors are chosen and qualify in their stead.

                                                                       FORM 10-K



                                    PART II

                             CROSS REFERENCE SHEET

                                                             Page (and caption) in 1994
                                                                 Detrex Corporation
                 10-K Item                                  Annual Report to Stockholders*
                 ---------                                  ------------------------------

5. Market for Registrant's Common
   Stock and Related Stockholder Matters:

   (a)  Market and market prices
          of the common stock                               16- Selected Quarterly Data

   (b)  Approximate number of
          holders of common stock                           -  Highlights


6. Selected Financial Data                                  15- Selected Financial Data

7. Management's Discussion and
   Analysis of Financial Condition
   and Results of Operations                                12-14  - Management's Discussion and
                                                                     Analysis of Financial Condition
                                                                     and Results of Operations

8. Financial Statements and Supplementary
   Data:
   -     Detrex Corporation Consolidated
         Balance Sheets, December 31,
         1994 and 1993                                      4,5
   -     Consolidated Statements of
         Operations and Retained Earnings
         for the Years Ended December 31,
         1994, 1993, and 1992                                3
   -     Consolidated Statements of Cash
         Flows for the Years Ended
         December 31, 1994, 1993, and 1992                   6
   -     Notes to Consolidated Financial
         Statements                                         7-11
   -     Independent Auditors' Report                        2

   With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6 and 7, the Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Annual Report.

9. Changes in and Disagreements with
   Accountants on Accounting and
   Financial Disclosure                                     Not Applicable

* Detrex Corporation's Annual Report to Stockholders for the year ended December 31, 1994 is incorporated herein as Exhibit 13 under Item 14(a) 1 of
   Part IV.

                                                                       FORM 10-K



                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the information set forth under the caption "Respecting the Election of Directors" in the Detrex Corporation Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held April 27, 1995. The information required for Executive Officers of the Company is included in Part I hereof.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information set forth under the captions "Executive Compensation and Other Transactions" in the Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

The information required by Item 12 is incorporated by reference from the information set forth under the caption "Respecting the Election of Directors" in the Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the information set forth under the captions "Respecting the Election of Directors" and "Executive Compensation and Other Transactions" in the Proxy Statement.

                                                                     FORM 10-K



                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K


(a) 1.           All Financial Statements

                 Detrex Corporation and Subsidiaries (incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1994-see Part II)

(a) 2.           Financial Statement Schedules                           PAGE

                 Independent Auditors' Report                             14

                 Schedule II -  Valuation and Qualifying Accounts         15
                 for the Years Ended December 31, 1994, 1993, and 1992.



Financial Statement Schedules Omitted:


Other financial statement schedules are omitted because of the absence of the conditions under which they are required.

                                  FORM 10-K

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

(a) 3.           Exhibits

         3(a)             Articles of Incorporation, as amended, is hereby
                          incorporated by reference to Commission file #0-784,
                          Annual Report on Form 10-K for the year ended
                          December 31, 1987, as Exhibit 3(a)                                          --

         3(b)             Bylaws, as amended, are hereby incorporated by reference
                          to Commission file #0-784, Annual Report on Form 10-K
                          for the year ended December 31, 1993, as Exhibit 3(b)                       --

         4                Shareholders Rights Plan is hereby incorporated by
                          reference to Commission file #0-784 8-K Report dated
                          May 4, 1990, as Exhibit 4                                                   --

                          Executive Compensation Plans and Arrangements

         10(a)            1993 Stock Option Plan is hereby incorporated by reference to
                          Commission file # 0-784 1993 proxy statement dated March
                          26, 1994, as Exhibit 10(a)                                                  --

         10(b)            1993 Stock Option Plan for outside directors is hereby
                          incorporated by reference to Commission file #0-784 1993 proxy statement dated March 26, 1993, as Exhibit 10(b)

         10(c)            1994 Stock-Cash Incentive Plan is hereby incorporated by reference to Commission file #0-784 Annual Report on Form 10-K for the year
                          ended December 31, 1993, as exibit 10(c)                                    --


         10(d)            Employment Agreement - Gerald J. Israel, is hereby incorporated by reference to Commission file #0-784 Annual Report on
                          Form 10-K for the year ended December 31, 1992, as Exhibit 10(h)            --

         10(e)            Employment Agreement -  Joseph L Wenzler, is hereby incorporated by reference to Commision file #0-784 Annual Report on Form 10-K for the
                          year ended December 31, 1992 as Exibit 10(k)                                --


                                                                       FORM 10-K


                              PART IV (CONCLUDED)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Concluded)

(a) 3    Exhibits (Concluded)


         10(f)   Employment Agreement - Joseph F. Schatt is
                 hereby incorporated by reference to
                 Commission file #0-784 Annual Report on
                 Form 10-K for the year ended
                 December 31, 1993 as Exhibit 10(I)                   --

         10(g)   Employment Agreement - Robert M. Currie          Attached
                                                                as an Exhibit

         10(h)   Employment Agreement - Anthony E. Porter         Attached
                                                                as an Exhibit

                 Other Material Contracts

         10(i)   Revolving Credit Agreement and Amended
                 Term Loan Agreement dated March 11, 1994
                 in the aggregate amount of $12 Million
                 is hereby incorporated by reference to
                 Commission file #0-784 Annual Report
                 on Form 10-K for the ended December 31, 1993         --

         10(j)   First Amendment to Credit Agreement and          Attached
                 Waiver, dated as of December 31, 1994          as an Exhibit

         11      Summary of significant accounting policies
                 is hereby incorporated by reference to
                 Annual Report to Stockholders, Note 1 of
                 page 7, as Exhibit 11                                --

         13      Annual Report to Stockholders for the            Attached
                 year ended December 31, 1994                   as an Exhibit


         22      Subsidiaries of the Registrant                   Attached
                                                                as an Exhibit

                 Consents of Experts and Counsel

         23      Consent of Auditors                              Attached
                                                                as an Exhibit

         27      Financial Data Schedule                          Attached
                                                                as an Exhibit


(b)  No Form 8-K was filed in the fourth quarter of 1994.

                      [DELOITTE & TOUCHE LLP LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Detrex Corporation:

We have audited the consolidated financial statements of Detrex Corporation and its subsidiaries as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 22, 1995 (March 9, 1995 as to Note 4); such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Detrex Corporation and its subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

February 22, 1995

                                                                       FORM 10-K



                                                                     SCHEDULE II

DETREX CORPORATION AND SUBSIDIARIES

VALUATION RESERVES
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                            Additions
                                                   --------------------------
                                  Balance          Charged to       Charged                            Balance
                                  Beginning        Costs and        to Other                           at End
Description                       of Year          Expenses         Accounts         Deductions        of Year
-----------                       ------------     -----------      --------         ----------       --------

Year Ended December 31, 1994

Inventory Valuation Reserves       $876,783         74,548                           715,714           $235,617

Finished Machines Valuation
Reserves                           $934,169                                           34,837           $899,332

Year Ended December 31, 1993

Inventory Valuation Reserves       $180,684        859,843                           163,744           $876,783

Finished Machines Valuation
Reserves                           $0              934,169                                             $934,169

Year Ended December 31, 1992

Inventory Valuation Reserves       $335,887         21,740                           176,943           $180,684

                                                                       FORM 10-K



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Detrex Corporation
                                                                   (Registrant)

Date  March 23, 1995                   By  J. L. Wenzler
                                           J. L. Wenzler
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this twenty-third day of March 1995 by the following persons on behalf of the Registrant and in the capacities indicated.

               Signature                             Title


        J. L. Wenzler             President and Chief Executive Officer
        J. L. Wenzler

        G. J. Israel              Vice President, Treasurer and Chief Financial
        G. J. Israel                Officer


        E. R. Rondeau             Controller and Chief Accounting Officer
        E. R. Rondeau

        B. W. Cox                 Director
        B. W. Cox

        R. A. Emmett, III         Director
        R. A. Emmett, III

        J. F. Mangold             Director
        J. F. Mangold

        B. W. McCleary            Director
        B. W. McCleary

        A. R. Thalacker           Director
        A. R. Thalacker

        J. D. Withrow             Director
        J. D. Withrow

                                EXHIBIT INDEX



Exhibit
  No.              Description
-------            -----------
10(g)              Employment Agreement - Robert M. Currie

10(h)              Employment Agreement - Anthony E. Porter

10(j) First Amendment to Credit Agreement and Waiver, dated as of December 31, 1994

13                 Annual Report to Stockholders for the year ended
                   December 31, 1994

22                 Subsidiaries of the Registrant

                   Consents of Experts and Counsel

23                 Consent of Auditors

27                 Financial Data Schedule
