Form 10-Q
period 1995-03-31
DETREX CORPORATION
filed 1995-05-09
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1995 Commission file number 0-784


                               DETREX CORPORATION
             (Exact name of registrant as specified in its charter)


             Michigan                                       38-0480840
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

24901 Northwestern Hwy., Ste. 500, Southfield,  MI             48075
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        (810) 358-5800

Securities registered pursuant to section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                       which registered
       None                                                     None

Securities registered pursuant to Section (g) of the Act:

                       Common Capital Stock, $2 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                         YES       X             NO
                                                 -----         ------

As of May 1,1995 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION
                                     INDEX

PART I                            FINANCIAL INFORMATION                                PAGE
                          Item 1  Consolidated Condensed Unaudited Balance
                                  Sheets - March 31, 1995 and December 31, 1994         3

                                  Consolidated Condensed Unaudited Statements
                                  of Operations - Three Months                          4
                                  Ended March 31, 1995 and 1994

                                  Consolidated Unaudited Statements of Cash Flows-
                                  Three Months Ended March 31, 1995 and 1994            5

                                  Notes to Consolidated Condensed Unaudited
                                  Financial Statements                                  6

                          Item 2  Management's Discussion and Analysis of
                                  Interim Financial Information                         7-8


PART II                           OTHER INFORMATION

                          Item 1  Legal Proceedings                                     9

                          Item 5  Other Information                                     9

                          Item 6  Exhibits and Reports on Form 8-K                      9


SIGNATURES                                                                              10


DETREX CORPORATION
CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEETS

                                                                                        March  31, 1995   December  31, 1994
                                                                                        ---------------   ------------------
                 ASSETS
                 ------

                 Current Assets:
                 Cash and cash equivalents                                                  $ 2,045,700          $ 2,015,962
                 Accounts receivable (less allowance for uncollectible accounts
                       of $417,000 in 1995 and $240,000 in 1994)                             16,973,865           18,059,177
                 Inventories:
                            Raw materials                                                     2,927,056            2,279,750
                            Work in process                                                     372,031            1,782,532
                            Finished goods                                                    4,873,637            4,914,802
                                                                                            -----------          -----------
                                               Total Inventories                              8,172,724            8,977,084
                 Prepaid expenses, deferred income taxes and other                            2,527,844            2,780,657
                                                                                            -----------          -----------
                                               Total Current Assets                          29,720,133           31,832,880
                                                                                            -----------          -----------

                 Land, buildings, and equipment-net                                          21,839,133           22,453,253
                 Land, buildings, and equipment held for sale                                 1,187,889            1,187,889

                 Deferred income taxes and other                                              6,393,100            6,300,824
                                                                                            -----------          -----------
                                                                                            $59,140,255          $61,774,846
                                                                                            ===========          ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

                 Current Liabilities:
                 Loans payable-short-term                                                   $ 6,500,000          $ 5,500,000
                 Current maturities of long-term debt and capital leases                      1,511,755            1,848,080
                 Accounts payable                                                             9,353,583           11,765,191
                 Environmental reserve                                                        1,548,000            1,548,000
                 Accrued compensation                                                           575,395              822,650
                 Other accruals                                                               2,787,120            2,644,769
                 Accrued expenses - non active locations                                        569,526              736,446
                                                                                            -----------          -----------
                                                Total Current Liabilities                    22,845,379           24,865,136
                                                                                            -----------          -----------

                 Capital lease obligations                                                      598,469              701,505
                 Accrued postretirement benefits                                              3,726,316            3,636,316
                 Environmental reserve                                                       10,759,216           11,042,937
                 Other accruals                                                               1,204,683            1,212,235
                 Minority interest                                                            1,612,071            1,554,112

                 Stockholders' Equity:
                 Common capital stock, $2 par value, authorized 4,000,000 shares,
                          outstanding 1,583,414 shares                                        3,166,828            3,166,828
                 Additional paid-in capital                                                      22,020               22,020
                 Retained earnings                                                           15,205,273           15,573,757
                                                                                            -----------          -----------
                                               Total Stockholders' Equity                    18,394,121           18,762,605
                                                                                            -----------          -----------
                                                                                            $59,140,255          $61,774,846
                                                                                            ===========          ===========



SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF
OPERATIONS


                                                                                      Three Months Ended

                                                                                          March 31
                                                                                      1995          1994
                                                                                      ----          ----
Net Sales                                                                          $ 24,602,767   $ 23,371,398


Cost of sales                                                                        19,000,124     18,112,152
Selling, general and administrative expenses                                          4,991,172      4,535,170
Provision for depreciation and amortization                                             845,307        851,869
Other (income) expense-net                                                              (91,180)      (273,855)
Minority interest                                                                        57,960         45,720
Interest expense                                                                        199,796        149,403
                                                                                   ------------   ------------

Loss before income taxes                                                               (400,412)       (49,061)

Provision (credit) for income taxes                                                     (31,928)        65,221
                                                                                   ------------   ------------



Net loss                                                                           $   (368,484)  $   (114,282)
                                                                                   ============   ============


Per Common Share:

Net loss                                                                           $       (.23)  $       (.07)
                                                                                   ============   ============


Cash dividends per common share                                                            NONE           NONE
                                                                                   ============   ============





SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                                     Three Months Ended
                                                                                                          March 31
                                                                                                          --------
                                                                                                      1995          1994
                                                                                                  ------------ -------------
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                           Net loss                                                                $  (368,484)   $   (114,282)
                                                                                                   -----------    ------------
                           Adjustments to reconcile net loss to net cash provided by
                           operating activities:
                                     Depreciation and amortization                                     845,309         851,869
                                     Gain on sale of equipment                                          --            (232,351)
                                     Deferred income taxes                                            (131,416)          1,101
                           Changes to operating assets and liabilities that provided (used)
                           cash:
                                     Accounts receivable                                             1,085,312         356,678
                                     Inventories                                                       804,360      (1,069,352)
                                     Prepaid expenses and other                                        252,813         236,925
                                     Other assets                                                       18,140           1,599
                                     Accounts payable                                               (2,411,608)       (271,236)
                                     Environmental reserve                                            (283,721)        (94,880)
                                     Accrued compensation                                             (247,255)       (291,338)
                                     Other accruals                                                    (32,122)       (346,856)
                                     Postretirement benefits                                            90,000          90,000
                                     Minority interest                                                  57,960          15,720
                                                                                                   -----------    ------------
                                               Total Adjustments                                        47,772        (752,121)
                                                                                                   -----------    ------------
                                               Net cash used in operating activities                  (320,712)       (866,403)
                                                                                                   -----------    ------------

                 CASH FLOWS FROM INVESTING ACTIVITIES:
                           Capital expenditures                                                       (190,651)       (447,978)
                           Proceeds from disposal of equipment                                           --            278,476
                                                                                                   -----------    ------------
                                               Net cash provided by (used in) investing               (190,651)       (169,502)
                                               activities                                          -----------    ------------


                 CASH FLOWS FROM FINANCING ACTIVITIES:
                           Bank borrowings                                                           1,000,000          --
                           Repayment of long-term bank debt                                           (250,000)       (251,361)
                           Principal payments under capital lease obligations                         (208,899)       (200,690)
                                                                                                   -----------    ------------
                                                Net cash used in financing activities                  541,101        (452,051)
                                                                                                   -----------    ------------
                 Net increase (decrease) in cash and cash equivalents                                   29,738      (1,487,956)
                 Cash and cash equivalents at beginning of period                                    2,015,962       2,852,104
                                                                                                   -----------    ------------
                 Cash and cash equivalents at end of period                                        $ 2,045,700    $  1,364,148
                                                                                                   ===========    ============

                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                           Cash paid during the period for:
                                     Interest                                                      $   182,715    $    134,825
                                     Income taxes                                                  $    51,800    $     49,600
                 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
                          Capital lease obligations incurred with the acquisition of equipment     $    63,880    $     43,701
                          Capital lease terminations                                               $   (44,342)    $   (19,496)


SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, and the results of operations for the three months ended March 31, 1995 and 1994, and changes in cash flows for the three months ended March 31, 1995 and 1994. Certain amounts for 1994 have been reclassified to conform with 1995 classifications.

2. The information furnished may not be indicative of results to be expected for the full year. Generally, the business is not of a seasonal nature.

3. The Environmental Protection Agency ("EPA") has notified the Company and at least seventeen other companies that they may be potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The EPA issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task at an estimated total cost of $48,000,000. The Company and the other potentially responsible parties have expressed their disagreement with this recommendation and are continuing to negotiate with the EPA as to how best to effect the clean up operation. The Company believes that the Fields Brook remedial investigation and feasibility studies referred to below will be an important factor in the negotiation with the EPA.

         The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of contamination at several sites including property owned by the Company. The Company conducted a comprehensive review of its reserves during the fourth quarter of 1994 and added $8.5 million to this reserve. The total amount of the reserve at March 31, 1995 is $12.3 million, which amount was calculated without taking into consideration any possible insurance recoveries.

         The reserve includes a provision for the Company's anticipated share of a remedial investigation and feasibility studies to determine sources of contamination and methods of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that may be incurred in connection with remediation of the Fields Brook watershed and other sites. Some of these studies have been completed; others are ongoing. In many cases, the methods of remediation remain to be agreed upon.

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

DETREX CORPORATION




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):


                                                                                          THREE MONTHS ENDED
                                                                                               March 31
                                                                                               --------
                                                                                         1995             1994
                                                                                        -----             ----
                                                                                        $       %       $      %
                                                                                        -       -       -      -
                         Sales                                                       24,603   100.0   23,371  100.0
                         Gross margin                                                 5,603    22.8    5,259   22.5
                         Selling, general and administrative expenses                 4,991    20.3    4,535   19.4
                         Depreciation and amortization                                  845     3.4      852    3.6
                         Net loss                                                      (368)   (1.5)    (114)   (.5)



Detrex Corporation and its consolidated subsidiaries (the Company) reported a net loss of $368,484 for the first quarter of 1995 compared to a net loss of $114,282 for the first quarter of 1994. Included in the 1995 net loss is $198,000 attributable to the after tax effect of a reserve for termination costs in conjunction with the resignation of the Company's former President and CEO.

Net sales for the Company were $1.2 million higher than the same period last year, primarily the result of increased sales in the Company's plastic pipe subsidiary and its lubricants subsidiary, partially offset by a decrease in sales in the Company's solvents and environmental services division.

Cost of sales was approximately the same in both years. Gross margin percentages were 22.8% in 1995, compared to 22.5% in 1994, with the Company's plastic pipe subsidiary and paint subsidiary reflecting small increases in margins.

The increase in selling, general and administrative expenses reflects a $300,000 addition to the reserve for termination costs, coupled with economic increases at most of the Company's business units.

The provision for depreciation and amortization is approximately the same as the prior year for all of the Company's business units.

Interest expense was higher reflecting increased borrowings and higher rates.

The income tax credit in 1995 reflects a credit for federal income taxes, partially offset by state and local income tax expense. Income taxes for 1994 reflect state and local income tax expense.

DETREX CORPORATION

Liquidity, Financial Condition, and Capital Resources

The Company utilized a combination of internally generated funds and $1.0 million of borrowings under its Revolving Credit Agreement to finance its activities during the first quarter of 1995. The additional borrowings were required to partially alleviate some delays in making payments to vendors.

Management's objective is to keep 1995 capital expenditures in the $3.5 million range. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.

Working capital was $6,875,000 at March 31, 1995 compared to $6,968,000 at December 31, 1994. The current ratio for both periods was 1.3 to 1.

DETREX CORPORATION

                          PART II - OTHER INFORMATION

Item 1                  LEGAL PROCEEDINGS

The Company is a defendant in an action brought by the Carrier Corporation in Superior Court for Los Angeles County, California. An order granting the Company Summary Judgment was reversed by an appellate court in late 1992. Carrier has alleged that the product manufactured by the Company has malfunctioned causing environmental damage to its property. The Court ordered that the trial be separated into two phases. The first phase proceeded to trial in October of 1994 and was completed in December of 1994. On March 29, 1995 the Court rendered its decision and ruled on the issues as follows:

- -   The court ruled that the contract at issue consisted of Carrier's Purchase
    Order, which was accepted by the Company in April of 1979.

- -   The Court ruled that the Company was negligent in connection with the design and installation of the product which constituted a defect in workmanship.

- -   The Court ruled that the sump installed in connection with the operation of the product was defectively designed, manufactured and installed, but the Court concluded that Carrier had failed to prove by a preponderance of the evidence that the Company designed or installed the sump or otherwise failed to exercise any requisite care in connection with the design or installation of the sump.

- -   The Court ruled that the Company had failed to prove by a preponderance of the evidence that either Carrier or some third party designed or installed the sump.

The second phase of the trial is expected to begin in the summer of 1995. The Company believes it has valid defenses to the claims and is vigorously defending the action. The Company's product liability insurance carrier is paying the cost of the defense under a reservation of rights. The Company believes any judgment against it will be covered by its product liability insurance.

Item 5                    OTHER INFORMATION

On April 11, 1995, Joseph L. Wenzler resigned as President, Chief Executive Officer and a Director of the Company. The Board of Directors elected William
C. King as interim President and Chief Executive Officer.


Item 6                    EXHIBITS AND REPORTS ON FORM 8-K

6(b)No reports on Form 8-K have been filed for the quarter ended March 31, 1995

DETREX CORPORATION



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DETREX CORPORATION

Date 5/9/95                              /s/ E.R. RONDEAU
                                         _______________________________________
                                         E.R. Rondeau
                                         Controller and Chief Accounting Officer



Date 5/9/95                              /s/ G.J. ISRAEL
                                         _______________________________________
                                         G.J. Israel
                                         Vice President - Finance and Chief
                                         Financial Officer

                                EXHIBIT INDEX



Exhibit
  No.                              Description                                   Page
- -------                            -----------                                   ----
  27                               Financial Data Schedule
