Form 10-Q
period 1995-06-30
DETREX CORPORATION
filed 1995-08-10
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1995   Commission file number 0-784


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

                                                      YES    X      NO
                                                           -----       -----
As of August 1,1995 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION
                                     INDEX


PART I                            FINANCIAL INFORMATION                               PAGE
------                            ---------------------                               ----
                          Item 1  Consolidated Condensed Unaudited Balance
                                  Sheets - June 30, 1995 and December 31, 1994          3

                                  Consolidated Condensed Unaudited Statements
                                  of Operations - Six Months Ended June 30,             4
                                  1995 and 1994

                                  Consolidated Unaudited Statements of Cash Flows -
                                  Six Months Ended June 30, 1995 and 1994               5

                                  Notes to Consolidated Condensed Unaudited
                                  Financial Statements                                  6

                          Item 2  Management's Discussion and Analysis of
                                  Interim Financial Information                         7-8


PART II                           OTHER INFORMATION
-------                           -----------------

                          Item 1  Legal Proceedings                                     9

                          Item 4  Submission of Matters to a Vote of Security Holders   9

                          Item 6  Exhibits and Reports on Form 8-K                      9


SIGNATURES                                                                              10

DETREX CORPORATION
CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEETS

                                                                                         June  30, 1995   December  31, 1994
                                                                                         --------------   ------------------
                 ASSETS
                 ------

                 Current Assets:
                 Cash and cash equivalents                                                 $  1,758,911         $  2,015,962
                 Accounts receivable (less allowance for uncollectible accounts
                       of $508,000 in 1995 and $330,000 in 1994)                             15,922,928           18,059,177
                 Inventories:
                            Raw materials                                                     2,621,239            2,279,750
                            Work in process                                                   1,204,233            1,782,532
                            Finished goods                                                    4,848,421            4,914,802
                                                                                            -----------          -----------
                                               Total  Inventories                             8,673,893            8,977,084
                 Prepaid expenses, deferred income taxes and other                            2,431,513            2,780,657
                                                                                            -----------          -----------
                                               Total Current Assets                          28,787,245           31,832,880
                                                                                            -----------          -----------

                 Land, buildings, and equipment-net                                          21,510,517           22,453,253
                 Land, buildings, and equipment held for sale                                 1,187,889            1,187,889

                 Deferred income taxes and other                                              6,629,168            6,300,824
                                                                                            -----------          -----------
                                                                                            $58,114,819          $61,774,846
                                                                                            ===========          ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

                 Current Liabilities:
                 Loans payable-short-term                                                  $  7,000,000         $  5,500,000
                 Current maturities of long-term debt and capital leases                      1,261,755            1,848,080
                 Accounts payable                                                             8,433,059           11,765,191
                 Environmental reserve                                                        1,548,000            1,548,000
                 Accrued compensation                                                           739,042              822,650
                 Other accruals                                                               2,891,103            2,644,769
                 Accrued expenses - non-active locations                                        544,645              736,446
                                                                                            -----------          -----------
                                                Total Current Liabilities                    22,417,604           24,865,136
                                                                                            -----------          -----------

                 Capital lease obligations                                                      443,680              701,505
                 Accrued postretirement benefits                                              3,816,316            3,636,316
                 Environmental reserve                                                       10,652,919           11,042,937
                 Other accruals                                                               1,120,131            1,212,235
                 Minority interest                                                            1,609,324            1,554,112

                 Stockholders' Equity:
                 Common capital stock, $2 par value, authorized 4,000,000 shares,
                          outstanding 1,583,414 shares                                        3,166,828            3,166,828
                 Additional paid-in capital                                                      22,020               22,020
                 Retained earnings                                                           14,865,997           15,573,757
                                                                                            -----------          -----------
                                               Total Stockholders' Equity                    18,054,845           18,762,605
                                                                                            -----------          -----------
                                                                                            $58,114,819          $61,774,846
                                                                                            ===========          ===========



SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONSOLIDATED CONDENSED UNAUDITED STATEMENT OF
OPERATIONS



                                                                Three Months Ended              Six Months Ended
                                                                     June 30                       June 30
                                                               1995            1994       1995            1994
                                                               ----            ----       ---------       ---------
Net Sales                                                     $22,479,828   $26,142,142   $47,082,595   $49,513,540


Cost of sales                                                  17,218,300    19,988,628    36,218,424    38,100,780
Selling, general and administrative expenses                    5,009,743     4,475,945    10,000,915     9,011,115
Provision for depreciation and amortization                       865,627       821,011     1,710,934     1,672,880
Other income and deductions                                      ( 68,309)      (48,302)     (159,489)     (322,157)
Minority interest                                                  57,253        73,787       115,213       119,507
Interest expense                                                  220,958       148,400       420,754       297,803
                                                              -----------   -----------   -----------   -----------

Income (loss) before income taxes                                (823,744)      682,673    (1,224,156)      633,612

Provision (credit) for income taxes                              (484,468)      359,195      (516,396)      424,416
                                                              -----------   -----------   -----------    ----------

Net income (loss)                                             $  (339,276)  $   323,478   $  (707,760)   $  209,196
                                                              ===========   ===========   ===========    ==========


Net income (loss) per common share                            $     (0.21)  $      0.20   $     (0.45)   $     0.13
                                                              ===========   ===========   ===========    ==========





SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

                 CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS                                      Six Months Ended
                                                                                                           June 30
                                                                                                           -------
                                                                                                     1995          1994
                                                                                                     ----          ----
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                           Net income (loss)                                                      $  (707,760)      $209,196
                           Adjustments to reconcile net loss to net cash provided by
                           operating activities:
                                     Depreciation and amortization                                   1,710,934     1,672,880
                                     (Gain) or loss on disposal of equipment                             3,363     (228,999)
                                     Deferred income taxes                                           (409,829)       242,376
                                     Minority interest                                                  55,212        59,508
                           Changes to operating assets and liabilities that provided (used)
                           cash:
                                     Accounts receivable                                             2,136,249       271,041
                                     Receivable due from sale of ICSD                                    --        1,650,000
                                     Inventories                                                       273,191   (1,111,301)
                                     Prepaid expenses and other                                        309,471       169,353
                                     Other assets                                                       79,158        87,203
                                     Accounts payable                                              (3,332,132)     (644,271)
                                     Environmental reserve                                           (390,018)     (343,789)
                                     Accrued compensation                                             (83,608)     (203,325)
                                     Accrued expenses - non-active locations                         (191,801)   (1,418,708)
                                     Other accruals                                                    154,230     (137,670)
                                     Postretirement benefits                                           180,000       180,000
                                                                                                    ----------    ----------
                                               Total Adjustments                                       494,420       244,298
                                                                                                    ----------    ----------
                                               Net cash provided by (used in) operating
                                               activities                                            (213,340)       453,494
                                                                                                    ----------    ----------


                 CASH FLOWS FROM INVESTING ACTIVITIES:
                           Capital expenditures                                                      (638,612)   (1,031,802)
                           Proceeds from disposal of equipment                                          --           292,587
                                                                                                    ----------    ----------
                                                Net cash used in investing activities                (638,612)     (739,215)
                                                                                                    ----------    ----------

                 CASH FLOWS FROM FINANCING ACTIVITIES:
                           Bank borrowings                                                           1,500,000     1,500,000
                           Repayment of long-term bank debt                                          (500,000)     (501,361)
                           Principal payments under capital lease obligations                        (405,099)     (392,110)
                                                                                                    ----------    ----------
                                                Net cash provided by financing activities              594,901       606,529
                                                                                                    ----------    ----------
                 Net increase (decrease) in cash and cash equivalents                                (257,051)       320,808
                 Cash and cash equivalents at beginning of period                                    2,015,962     2,852,104
                                                                                                    ----------    ----------
                 Cash and cash equivalents at end of period                                         $1,758,911    $3,172,912
                                                                                                    ==========    ==========

                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                           Cash paid during the period for:
                                     Interest                                                      $   411,516   $   276,908
                                     Income taxes                                                  $   149,900   $    99,200
                 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
                          Capital lease obligations incurred with the acquisition of               $   157,684   $    57,914
                          equipment
                          Capital lease terminations                                               $  (96,735)   $  (78,871)


SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, and the results of operations for the six months ended June 30, 1995 and 1994, and changes in cash flows for the six months ended June 30, 1995 and 1994. Certain amounts for 1994 have been reclassified to conform with 1995 classifications.

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

         The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of contamination at several sites including property owned by the Company. The Company conducted a comprehensive review of its reserves during the fourth quarter of 1994 and added $8.5 million to this reserve. The total amount of the reserve at June 30, 1995 is $12.2 million, which amount was calculated without taking into consideration any possible insurance recoveries.

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

DETREX CORPORATION




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):


                                                      THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                            June 30                                June 30
                                                            -------                                -------
                                                    1995               1994                 1995             1994
                                                    ----               ----                 ----             ----
                                                 $         %        $      %             $        %        $       %
 Sales                                          22,480    100.0  26,142    100.0        47,083   100.0   49,514   100.0
 Gross margin                                    5,262     23.4   6,154     23.5        10,864    23.1   11,413    23.0
 Selling, general and administrative expenses    5,010     22.3   4,476     17.1        10,001    21.2    9,011    18.2


 Depreciation and amortization                     866      3.9     821      3.1         1,711     3.6    1,673     3.4
 Net income (loss)                                (339)    (1.5)    323      1.2          (708)   (1.5)     209     0.4



Detrex Corporation and its consolidated subsidiaries (the Company) reported a net loss of $(339,276) for the second quarter of 1995 compared to net earnings of $323,478 for the second quarter of 1994. For the first six months of 1995, the Company reported a net loss of $(707,760) compared to net earnings of $209,196 for the first six months of 1994.

Net sales for the quarter were $3.7 million lower than the same period last year, primarily reflecting lower sales in the Company's solvents and environmental services division and its industrial furnace division, partially offset by increased sales from its plastic pipe subsidiary and its lubricants subsidiary. Net sales were also $2.1 million lower than the first quarter of this year.

Cost of sales as a percent of sales was approximately the same in both years. Gross margin percentages were 23.1% for the first six months of 1995, compared to 23.0% for the first six months of 1994.

The increase in selling, general and administrative expenses for the six month period reflects a $500,000 provision for termination costs, coupled with economic increases at most of the Company's business units.

The provision for depreciation and amortization is approximately the same as the prior year for all of the Company's business units.

Interest expense was higher reflecting increased borrowings and higher rates.

The income tax credit in 1995 reflects a credit for federal income taxes, partially offset by state and local income tax expense. In addition, a credit of $300,000 was recorded in the second quarter of 1995 to reflect a rate differential resulting from the carry-back of certain components of prior year net operating losses to tax years in which the statutory rate was 46%.

DETREX CORPORATION

Liquidity, Financial Condition, and Capital Resources

The Company utilized a combination of internally generated funds and net borrowings of $1.0 million to finance its activities during the first half of 1995. The additional borrowings were required to partially alleviate some delays in making payments to vendors.

Management's objective is to keep 1995 capital expenditures in the $3.0 million range. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.

Working capital was $6,370,000 at June 30, 1995 compared to $6,968,000 at December 31, 1994. The current ratio for both periods was 1.3 to 1.

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

The second phase of the trial is expected to begin in the winter of 1996. The Company believes it has valid defenses to the claims and is vigorously defending the action. The Company's product liability insurance carrier is paying the cost of the defense under a reservation of rights. The Company believes any judgment against it will be covered by its product liability insurance.

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 70th Annual Meeting of the Stockholders of Detrex Corporation was held in Southfield, Michigan on the 27th day of April 1995.

(c) Election of Messrs. Bruce W. Cox and John D. Withrow as Directors of the Third Class to hold office for three year terms and until their successors have been elected and qualify:

                                   Mr. Cox                            Mr. Withrow
                                   --------                           -----------
                  For              1,168,887                           1,169,087
                  Against             --                                  --
                  Abstain             19,882                              19,682


Item 6            EXHIBITS AND REPORTS ON FORM 8-K

6(b) On April 11, 1995 the Company filed a report on Form 8-K announcing the resignation of Mr. Joseph Wenzler as President, Chief Executive Officer and the election of Mr. William C. King as interim President and Chief Executive Officer.

DETREX CORPORATION



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DETREX CORPORATION

Date   8-10-95                           /s/ E.R. RONDEAU
     -----------------                   --------------------------------
                                         E.R. Rondeau
                                         Controller and Chief Accounting Officer



Date   8-10-95                           /s/ G.J. ISRAEL
     -----------------                   --------------------------------
                                         G.J. Israel
                                         Vice President - Finance and Chief
                                         Financial Officer

                                EXHIBIT INDEX


                                                                                            SEQUENTIALLY
 EXHIBIT                                                                                      NUMBERED
 NUMBER                                   DESCRIPTION                                           PAGE
 -------                                  -----------                                        ------------
27      --      Financial Data Schedule