Form 10-Q
period 1995-09-30
DETREX CORPORATION
filed 1995-11-13
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995 Commission file number 0-784
                               ------------------                        -----

                               DETREX CORPORATION
             (Exact name of registrant as specified in its charter)


          Michigan                                           38-0480840
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

24901 Northwestern Hwy., Ste. 500, Southfield,  MI              48075
-----------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (810) 358-5800
                                                         --------------------

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

                                                      YES __X__    NO _____

As of November 1, 1995 1,583,414 shares of the registrant's stock were
      ----------------
outstanding.

DETREX CORPORATION
                                    INDEX

PART I                            FINANCIAL INFORMATION                                PAGE
------                            ---------------------                                ----

                          Item 1  Consolidated Condensed Unaudited Balance
                                  Sheets - September 30, 1995 and December 31, 1994     3

                                  Consolidated Condensed Unaudited Statements
                                  of Operations - Nine Months Ended September 30,       4
                                  1995 and 1994

                                  Consolidated Unaudited Statements of Cash Flows-
                                  Nine Months Ended September 30, 1995 and 1994         5

                                  Notes to Consolidated Condensed Unaudited
                                  Financial Statements                                  6

                          Item 2  Management's Discussion and Analysis of
                                  Interim Financial Information                         7-8


PART II                           OTHER INFORMATION
-------                           -----------------

                          Item 1  Legal Proceedings                                     9


                          Item 6  Exhibits and Reports on Form 8-K                      9


SIGNATURES                                                                              10


DETREX CORPORATION
CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEETS

                                                                             September 30,      December  31,
                                                                                  1995              1994
                                                                                  ----              ----
 ASSETS
 Current Assets:
 Cash and cash equivalents                                                   $  1,073,789       $  2,015,962
 Accounts receivable (less allowance for uncollectible accounts
       of $491,000 in 1995 and $330,000 in 1994)                               17,732,751         18,059,177
 Inventories:
            Raw materials                                                       2,833,695          2,279,750
            Work in process                                                       652,977          1,782,532
            Finished goods                                                      5,660,197          4,914,802
                                                                           --------------       ------------
                               Total  Inventories                               9,146,869          8,977,084
                                                                           --------------       ------------
 Prepaid expenses, deferred income taxes and other                              2,911,753          2,780,657
                                                                           --------------       ------------
                               Total Current Assets                            30,865,162         31,832,880

 Land, buildings, and equipment-net                                            21,188,581         22,453,253
 Land, buildings, and equipment held for sale                                   1,187,889          1,187,889

 Deferred income taxes and other                                                6,122,565          6,300,824
                                                                            -------------      -------------
                                                                              $59,364,197        $61,774,846
                                                                            =============      =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

 Current Liabilities:
 Loans payable-short-term                                                    $  7,000,000       $  5,500,000
 Current maturities of long-term debt and capital leases                        1,011,755          1,848,080
 Accounts payable                                                              10,156,070         11,765,191
 Environmental reserve                                                          1,548,000          1,548,000
 Accrued compensation                                                             615,294            822,650
 Other accruals                                                                 3,550,585          2,644,769
 Accrued expenses - non-active locations                                          568,645            736,446
                                                                             ------------       ------------
                                Total Current Liabilities                      24,450,349         24,865,136
                                                                             ------------       ------------

 Capital lease obligations                                                        327,605            701,505
 Accrued postretirement benefits                                                3,906,316          3,636,316
 Environmental reserve                                                         10,164,955         11,042,937
 Other accruals                                                                 1,078,430          1,212,235
 Minority interest                                                              1,573,767          1,554,112

 Stockholders' Equity:
 Common capital stock, $2 par value, authorized 4,000,000 shares,
          outstanding 1,583,414 shares                                          3,166,828          3,166,828
 Additional paid-in capital                                                        22,020             22,020
 Retained earnings                                                             14,673,927         15,573,757
                                                                             ------------       ------------
                               Total Stockholders' Equity                      17,862,775         18,762,605
                                                                             ------------       ------------
                                                                              $59,364,197        $61,774,846
                                                                             ============       ============



SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONSOLIDATED CONDENSED UNAUDITED STATEMENT OF OPERATIONS



                                                                Three Months Ended           Nine Months Ended
                                                                    September 30                September 30
                                                                 1995          1994         1995           1994
                                                                 ----          ----         ----           ----

Net Sales                                                     $25,172,389   $25,017,072   $72,254,984   $74,530,612


Cost of sales                                                  19,733,179    19,483,735    55,951,603    57,584,515
Selling, general and administrative expenses                    4,813,290     4,260,110    14,814,205    13,271,225
Provision for depreciation and amortization                       823,362       779,690     2,534,296     2,452,570
Other income and deductions                                     (271,779)      (77,218)     (431,268)     (399,375)
Minority interest                                                  54,443        86,716       169,656       206,223
Interest expense                                                  213,617       187,755       634,371       485,558
                                                             ------------   -----------   -----------   -----------

Income (loss) before income taxes                               (193,723)       296,284   (1,417,879)       929,896

Provision (credit) for income taxes                               (1,653)       250,028     (518,049)       674,444
                                                             ------------   -----------   -----------   -----------

Net income (loss)                                            $  (192,070)   $    46,256   $ (899,830)   $   255,452
                                                             ============   ===========   ===========   ===========

Net income (loss) per common share                           $     (0.12)   $      0.03   $    (0.57)   $      0.16
                                                             ============   ===========   ===========   ===========






SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30
                                                                                     1995          1994
                                                                                   ---------     ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                                                        $(899,830)   $   255,452
           Adjustments to reconcile net loss to net cash provided by
           operating activities:
                     Depreciation and amortization                                   2,534,296     2,452,570
                     (Gain) on disposal of property                                  (198,259)     (241,781)
                     Deferred income taxes                                             183,798       365,174
                     Minority interest                                                  19,655   (1,019,079)
           Changes to operating assets and liabilities that provided (used) cash:
                     Accounts receivable                                               326,426     1,478,746
                     Receivable due from sale of ICSD                                              1,650,000
                     Inventories                                                     (199,785)      (61,146)
                     Prepaid expenses and other                                      (236,951)     (556,796)
                     Other assets                                                       37,316        79,560
                     Accounts payable                                              (1,609,121)   (1,604,894)
                     Environmental reserve                                           (877,982)     (662,255)
                     Accrued compensation                                            (207,356)     (419,014)
                     Accrued expenses - non-active locations                         (167,801)     (272,024)
                     Other accruals                                                    772,011     (272,005)
                     Postretirement benefits                                           270,000       270,000
                                                                                  ------------  ------------
                               Total Adjustments                                       646,247     1,187,056
                                                                                  ------------  ------------
                               Net cash provided by (used in) operating              (253,583)     1,442,508
                               activities                                         ------------  ------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                                    (1,091,811)   (1,720,376)
           Proceeds from disposal of property                                          235,321       306,511
                                                                                  ------------  ------------
                                Net cash used in investing activities                 (856,490)  (1,413,865)
                                                                                  ------------  ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
           Bank borrowings                                                           1,500,000     1,500,000
           Repayment of long-term bank debt                                          (750,000)   (1,751,361)
           Principal payments under capital lease obligations                        (582,100)     (562,929)
                                                                                  ------------  ------------
                                Net cash provided by (used in) financing               167,900     (814,290)
                                activities                                        ------------  ------------

 Net decrease in cash and cash equivalents                                           (942,173)     (785,647)
 Cash and cash equivalents at beginning of period                                    2,015,962     2,852,104
                                                                                   -----------  ------------
 Cash and cash equivalents at end of period                                         $1,073,789    $2,066,457
                                                                                   ===========  ============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
           Cash paid during the period for:
                     Interest                                                       $  565,808   $   381,828
                     Income taxes                                                   $  185,425   $   234,460
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
          Capital lease obligations incurred with the acquisition of                $  242,684   $    57,914
            equipment
          Capital lease terminations                                                $(120,809)   $  (78,871)


SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations for the nine months ended September 30, 1995 and 1994, and changes in cash flows for the nine months ended September 30, 1995 and 1994. Certain amounts for 1994 have been reclassified to conform with 1995 classifications.

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

         The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of contamination at several sites including property owned by the Company. The Company conducted a comprehensive review of its reserves during the fourth quarter of 1994 and added $8.5 million to this reserve. The total amount of the reserve at September 30, 1995 is $11.7 million, which amount was calculated without taking into consideration any possible insurance recoveries.

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

DETREX CORPORATION




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):


                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         September 30                            September 30
                                                    1995               1994               1995             1994
                                                    ----               ----               ----             ----
                                                 $         %        $        %         $        %        $       %
 --------------------------------------------------------------------------------------------------------------------
 Sales                                          25,172    100.0  25,017      100.0    72,255   100.0   74,531   100.0
 Gross margin                                    5,439     21.6   5,533       22.1    16,303    22.6   16,946    22.7
 Selling, general and administrative
   expenses                                      4,813     19.1   4,260       17.0    14,814    20.5   13,271    17.8
 Depreciation and amortization                     823      3.3     780        3.1     2,534     3.5    2,453     3.3
 Net income (loss)                               (192)    (0.8)      46        0.2     (900)   (1.2)      255     0.3

Detrex Corporation and its consolidated subsidiaries (the Company) reported a net loss of $192,070 for the third quarter of 1995 compared to net earnings of $46,256 for the third quarter of 1994. For the first nine months of 1995, the Company reported a net loss of $899,830 compared to net earnings of $255,452 for the first nine months of 1994.

Net sales for the nine months were $2.3 million lower than the same period last year, primarily reflecting lower sales in the Company's solvents and environmental services division, partially offset by increased sales from its plastic pipe subsidiary and its lubricants subsidiary. Net sales for the quarter were approximately the same as last year.

Cost of sales as a percent of sales was approximately the same in both years. Gross margin percentages were 22.6% for the first nine months of 1995, compared to 22.7% for the first nine months of 1994.

The increase in selling, general and administrative expenses for the nine month period reflects a $500,000 provision for termination costs, increased bad debt expense, and economic increases at most of the Company's business units.

The provision for depreciation and amortization is approximately the same as the prior year for all of the Company's business units.

Interest expense is higher in 1995 reflecting increased borrowings and higher rates.

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

DETREX CORPORATION


Liquidity, Financial Condition, and Capital Resources

The Company utilized a combination of internally generated funds and net borrowings of $750,000 to finance its activities during the first nine months of 1995. In October, the Company borrowed $1.5 million which will be used to fund fourth quarter environmental expenditures and partially alleviate late payments to vendors.

Management's objective is to keep 1995 capital expenditures in the $2.5 million range. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.

Working capital was $6,415,000 at September 30, 1995 compared to $6,968,000 at December 31, 1994. The current ratio for both periods was 1.3 to 1.

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

Item 6              EXHIBITS AND REPORTS ON FORM 8-K

6(b) No reports on Form 8-K have been filed for the quarter ended September 30, 1995.

27       Financial Data Schedule

DETREX CORPORATION



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DETREX CORPORATION

Date  11/9/95                            /s/ E.R. Rondeau
    _________________                    _____________________________________
                                         E.R. Rondeau
                                         Controller and Chief Accounting Officer



Date 11/9/95                             /s/ G.J. Israel
    _________________                    ______________________________________
                                         G.J. Israel
                                         Vice President - Finance and Chief
                                         Financial Officer

                                EXHIBIT INDEX



                                                      SEQUENTIALLY
EXHIBIT                                                 NUMBERED
NUMBER               DESCRIPTION                          PAGE
------               -----------                      ------------
27     --            Financial Data Schedule
