Form 10-K405
period 1995-12-31
DETREX CORPORATION
filed 1996-03-29
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
                          -----------------

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------

Commission file number 0-784
                       ---------------------------------------------------------

                             DETREX CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Michigan                                    38-0480840
----------------------------------                ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

24901 Northwestern Hwy, Suite 500, Southfield, Michigan           48075
-------------------------------------------------------         ----------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (810) 358-5800
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
     Title of each class                             which registered
   -----------------------                       -------------------------
            None                                           None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Capital Stock, $2 Par Value
--------------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  /X/        NO  / /
                                       -----          -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                                  FORM 10-K

The aggregate market value (based upon the NASDAQ Closing Price) of Common Capital Stock on March 19, 1996 of Detrex Corporation held by nonaffiliates was approximately $13,459,019.


The number of shares of Common Capital Stock, $2 Par Value outstanding on March 19, 1996 was 1,583,414.

Documents incorporated by reference:

                                               Part and Item Number
                                                of Form 10-K into
     Document                                   which Incorporated
     --------                                 ---------------------

1.   Detrex Corporation                        Part II Items 5 through 8
     Annual Report to                          Part IV, Item 14
     Stockholders for the year
     ended December 31, 1995

2.   Detrex Corporation                        Part III, Items 10, 11, 12
     Notice of Annual                          and 13
     Meeting of Stockholders
     and Proxy Statement for
     the Annual Meeting of
     Stockholders to be held
     April 25, 1996

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

The principal products of Detrex Corporation include specialty chemicals, industrial cleaners, process equipment, coatings, lubricant additives, chlorinated solvents, hydrochloric acid, pharmaceutical intermediates, PVC plastic pipe, industrial finishing materials and paints, industrial furnaces, degreasing equipment, and environmental and analytical laboratory services. The products are primarily sold by sales-service engineers and most sales are direct to industrial users. Net sales by product line for each of the last five years are set forth below:


                      Product Line
                -------------------------
                Chemical
                Products      Chemical
                and Services  Equipment       Total
                ------------  -----------   ------------
1995            $76,992,417   $16,603,228  $ 93,595,645
1994             79,975,998    20,120,445   100,096,443
1993             85,895,760    19,682,709   105,578,469
1992             79,326,021    17,428,137    96,754,158
1991             70,092,135    11,305,378    81,397,513


Of the $77 million included in 1995 Chemical Products and Services sales, approximately $17 million (22%) represent sales by the Company's solvents division, $13 million (17%) represent sales by its paint subsidiary, $20 million (26%) represent sales by its lubricants subsidiary and $26 million (34%) represent sales by its plastic pipe subsidiary and $1 million (1%) of other related chemical products and services.

All of the Company's business units operate in highly competitive markets which are mainly national in scope, although some business is done internationally by its lubricants subsidiary and its plastic pipe subsidiary. Generally, for all products there are numerous competitors with no one company or a small number of companies being dominant. The Company operates in niche markets and its principal methods of competition in various markets include service, price and quality, depending on the market serviced. No material part of the business is dependent upon a single customer or a few customers.

                                                                       FORM 10-K

ITEM 1. BUSINESS (Continued)


The backlog of orders at any one time is generally not significant to the Company's business. At December 31, 1995, the Company's backlog of Chemical Equipment orders was $9,276,000 and the Company expects to complete all of these orders in 1996. At December 31, 1994, the Company's backlog of Chemical Equipment orders was $10,174,000.

Raw materials essential to the Company's various products are generally commodity materials and are readily available from competitive sources. The Company's solvents division is going through a major transition in the marketplace, primarily because of the rapid phasing out of ozone depleting solvents. As a result, the division is increasingly marketing substitutes for such solvents, including aqueous based cleaners, and is becoming increasingly involved in the supply of environmental services.

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

The approximate dollar amounts spent during 1995, 1994, and 1993 on research sponsored by the Company were $1,272,000, $1,784,000, and $2,532,000, respectively. The number of professional employees engaged in such activities were 17 for 1995, 28 for 1994, and 40 for 1993.

There are no customers to which sales were made in an amount which equals ten percent or more of consolidated revenues.

The Company does not expect to incur significant capital expenditures for environmental compliance in 1996. However, the Company does expect to continue to incur significant professional fees and expenses in connection with its environmental compliance efforts. The Company maintains an environmental reserve which at December 31, 1995 totaled $10.2 million, of which $1.5 million is estimated to be spent in 1996. A more detailed discussion of environmental matters is included under Item 3 - Legal Proceedings and in Management's Discussion and Analysis in the Annual Report.

The Company employed 347 persons as of December 31, 1995.

The Company is not engaged in manufacturing operations in foreign countries, nor is a material portion of sales or revenues derived from customers in foreign countries, although the Company intends to increase its international business at certain of its business units.

                                                                       FORM 10-K

ITEM 1. BUSINESS (Concluded)

The Company utilized a combination of internally generated funds and net additional bank borrowings of $2.0 million to finance its activities during 1995. As of December 31, 1995, working capital was $6.3 million compared to the $7.0 million at December 31, 1994. For a discussion of the Company's credit agreements, see Footnote 5 to the Consolidated Financial Statements and Management's Discussion and Analysis in the Annual Report.


ITEM 2. PROPERTIES

The Company's administrative offices are located in approximately 7,500 square feet of leased space at 24901 Northwestern Hwy., Suite 500, Southfield, Michigan.

Detrex and its subsidiaries conduct manufacturing and research operations in eleven principal locations of which ten are owned as follows:

1) A 50,000 square foot plant in Redford Township, Michigan is located on seven acres of land. There are above ground storage facilities for raw materials and finished products. The plant also houses administrative personnel for one of the Company's divisions. The plant has recently been listed for sale. In the event of a sale, the personnel from the one division will be moved to leased office space.

2) A plant located on 57 acres in Ashtabula, Ohio is used in connection with the manufacture of hydrochloric acid, reagent grade chemicals, pharmaceutical intermediates and N-methyl pyrrole.

3) The Company's lubricants subsidiary manufactures gear and oil additives in a plant located in Cleveland, Ohio on 5 acres of land and 59,000 square feet of office, research and plant space. This plant is equipped with mixing and blending equipment and storage facilities. Additional manufacturing of additives is done in a plant consisting of 12,800 square feet at Hooven (Cincinnati), Ohio located on 3.6 acres of leased land. The present lease at Hooven expires in June 1996 and the company is negotiating for an extension of the lease and has alternative plans for relocation if necessary.

4) The Company's plastic pipe subsidiary manufactures plastic pipe in a plant located on 20 acres of land and 228,500 square feet of office and plant space located in Easton, Pennsylvania. Extruders and special dies are used to manufacture the plastic PVC pipe from resin. Production and warehouse facilities have been expanded several times since this subsidiary was acquired in 1968, and leased warehouse space has been added in California.

5) Seibert-Oxidermo, Inc. manufactures industrial finishing materials and automotive paints in a plant located in Detroit, Michigan containing 26,200 square feet of office and plant space on one acre of land. Additional manufacturing of automotive paints is done in a plant located in Romulus, Michigan containing 35,300 square feet of office, research and plant space on 40 acres of land.

                                                                       FORM 10-K

ITEM 2. PROPERTIES (Concluded)


6) The Company owns a building used as a research laboratory and office in Bowling Green, Kentucky. The plant formerly used for manufacturing in Bowling Green is currently leased to a third party.

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

9) The Company owns a warehouse and sales office facility located in Charlotte, North Carolina. The Building area is approximately 11,000 square feet and is located on one acre land.

10)The Company owns a warehouse and sales office facility located in Indianapolis, Indiana. The building area is approximately 8,600 square feet and is located on one acre land.

ITEM 3. LEGAL PROCEEDINGS

The Environmental Protection Agency ('EPA') has notified the Company and at least seventeen other companies that they may be potentially responsible for sharing costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The EPA has issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task at an estimated total cost of $48,000,000. The Company and the other potentially responsible parties have expressed their disagreement with this recommendation and are continuing to negotiate with the EPA as to how best to effect the clean up operation. The Company believes that the Fields Brook remedial investigation and feasibility studies referred to below will be an important factor in the negotiation with the EPA.

The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. The Company conducted a comprehensive review of its reserves during the fourth quarter of the 1994 and added $8.5 million to this reserve. The total amount of the reserve at December 31, 1995 and 1994 is $10.2 million and $12.6 million, respectively, which amount was calculated without taking into consideration any possible insurance recoveries.

                                                                       FORM 10-K

ITEM 3. LEGAL PROCEEDINGS (Concluded)

The reserve described above includes a provision for the Company's anticipated share of remedial investigation and feasibility studies to determine sources of contamination and methods of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that may be incurred in connection with remediation of the Fields Brook watershed and other sites. Some of those studies have been completed; others are ongoing. In many cases, the methods of remediation remain to be agreed upon.

The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts.

The Company is a defendant in an action brought by the Carrier Corporation in Superior Court for Los Angeles County, California. An order granting the Company Summary Judgement was reversed by an appellate court in late 1992. Carrier has alleged that a product manufactured by the company has malfunctioned causing environmental damage to its property. The Court ordered that the trial be separated into two phases. The first phase proceeded to trial in October of 1994 and was completed in December of 1994. On March 29, 1995 the Court rendered its decision and ruled on the issues as follows:

- The court ruled that the contract at issue consisted of Carrier's Purchase Order, which was accepted by the Company in April of 1979.

- The Court ruled that the Company was negligent in connection with the design and installation of the product which constituted a defect in workmanship.

- The Court ruled that the sump installed in connection with the operation of the product was defectively designed, manufactured and installed, but the Court concluded that Carrier had failed to prove by a preponderance of evidence that the Company designed or installed the sump or otherwise failed to exercise any requisite care in connection with the design or installation of the sump.

- The Court ruled that the Company had failed to prove by a preponderance of the evidence that either Carrier or some third party designed or installed the sump.


The second phase of the trial is expected to begin during 1996.The Company believes it has valid defenses to the claims and is vigorously defending the action. The Company's products liability insurance carrier is paying the costs of defense under a reservation of rights. The Company believes that any judgement against it would be covered by its products liability insurance.

In addition to the above, there are several other claims and lawsuits pending against the Company and its subsidiaries.

                                                                       FORM 10-K

The amount of liability to the Company with respect to costs of remediation of contamination of the Fields Brook watershed and of other sites, and the amount of liability with respect to several other claims and lawsuits against the Company, was based on available data. The Company has established reserves in accordance with its interpretation of the principles outlined in Statement of Financial Accounting Standards No. 5 and Securities and Exchange Commission Staff Accounting Bulletin No. 92. In the event that any additional accruals should be required in the future with respect to such matters, the amounts of such additional accruals could have a material impact on the results of operations to be reported for a specific accounting period but should not have a material impact on the Company's consolidated financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                                                       FORM 10-K

                               PART I (CONTINUED)

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all executive officers of the registrant at March 25, 1996 and their positions and offices with the registrant are as follows:


         Name and Age                    Positions and Offices
         ------------              ----------------------------------

W. C. King         (51)            Chairman and Chief Executive Officer (a)

T. E. Mark         (43)            President and Chief Operating Officer (b)

G. J. Israel       (55)            Vice President - Finance, Treasurer and Chief
                                   Financial Officer (c)

J. F. Schatt       (50)            Vice President - Administration (d)

R. M. Currie       (42)            Secretary and General Counsel (e)

E. R. Rondeau      (61)            Controller (f)


(a) Mr. King joined the Company as President and Chief Executive Officer in April 1995. He was elected Chairman of the Board in January 1996. Prior to joining the Company, Mr. King was President and Chief Operating Officer of Masland Industries from 1992 to 1994 and prior to that, Vice President and Group Executive of Allied Signal.

(b) Mr. Mark joined the Company as President and Chief Operating Officer in January 1996. Prior to that he was President and General Manager of ABB Paint Finishing from 1990 to 1996.

(c) Mr. Israel was elected Vice President - Finance and Chief Financial Officer on February 25, 1993. Mr. Israel came to the Company from Chrysler Corporation where he served for 26 years in numerous financial positions. His most recent position was Vice President and Controller-Treasurer of Chrysler Canada Ltd.

(d)   Mr. Schatt was elected Vice President- Administration on
December 11, 1995. He had been Vice President- Human Resources. Mr. Schatt came to the Company in April 1993 from McLouth Steel where he served as Vice President - Administration.

(e) Mr. Currie joined the Company as General Counsel on July 16, 1993. He was named Secretary and General Counsel on November 1, 1994. Prior to joining the Company, Mr. Currie was engaged in private law practice.

(f) Mr. Rondeau served as Assistant Controller of the Company for more than the past five years before being elected Controller on March 25, 1993.

All officers of the Company are elected annually and hold office until their successors are chosen and qualify in their stead.

                                                                       FORM 10-K
                                    PART II
                             CROSS REFERENCE SHEET


                                              Page (and caption) in 1995
                                                  Detrex Corporation
         10-K Item                           Annual Report to Stockholders*
         ---------                           ------------------------------

5. Market for Registrant's Common
   Stock and Related Stockholder Matters:

   (a)  Market and market prices
        of the common stock                  16- Selected Quarterly Data
   (b)  Approximate number of
        holders of common stock                - Highlights
   (c)  Dividend history                     16- Selected Quarterly Data

6. Selected Financial Data                   15- Selected Financial Data

7. Management's Discussion and               12-14 -Management's Discussion and
   Analysis of Financial Condition                  Analysis of Financial
   and Results of Operations                        Condition and Results of
                                                    Operations

8. Financial Statements and Supplementary
   Data:
   -   Detrex Corporation Consolidated
       Balance Sheets, December 31,
       1995 and 1994                         4,5
   -   Consolidated Statements of
       Operations and Retained Earnings
       for the Years Ended December 31,
       1995, 1994, and 1993                  3
   -   Consolidated Statements of Cash
       Flows for the Years Ended
       December 31, 1995, 1994, and 1993     6
   -   Notes to Consolidated Financial
       Statements                            7-11
   -   Independent Auditors' Report          2


   With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6 and 7, the Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Annual Report.

9. Changes in and Disagreements with
   Accountants on Accounting and
   Financial Disclosure                      Not Applicable


* Detrex Corporation's Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein as Exhibit 13 under Item 14(a) 3 of
Part IV.

                                                                    FORM 10-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the information set forth under the caption "Respecting the Election of Directors" in the Detrex Corporation Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held April 25, 1996. The information required for Executive Officers of the Company is included in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information set forth under the captions "Executive Compensation and Other Transactions" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by Item 12 is incorporated by reference from the information set forth under the captions "Principal Stockholders" and "Respecting the Election of Directors" in the Proxy Statement.

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

                                                                     FORM 10-K

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a) 1.    All Financial Statements

          Detrex Corporation and Subsidiaries (incorporated by reference to the Company's Annual Report to Stockholders for the year ended
          December 31, 1995-see Part II)

(a) 2.    Financial Statement Schedules                            Page
                                                                   ----
          Independent Auditors' Report                              16

          Schedule II - Valuation and Qualifying Accounts for
          the Years Ended December 31, 1995, 1994, and 1993.        17


Financial Statements and Financial Statement Schedules Omitted:


Other financial statement schedules are omitted because of the absence of the conditions under which they are required.

                                                                      FORM 10-K

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K (Continued)


(a) 3.      Exhibits


       3(a)    Articles of Incorporation, as amended, is hereby
               incorporated by reference to Commission file #0-784,
               Annual Report on Form 10-K for the year ended
               December 31, 1987, as Exhibit 3(a)                         --

       3(b)    Bylaws, as amended, are hereby incorporated by reference
               to Commission file #0-784, Annual Report on Form 10-K
               for the year ended December 31, 1993, as Exhibit 3(b)      --

       4       Shareholders Rights Plan is hereby incorporated by
               reference to Commission file #0-784 8-K Report dated
               May 4, 1990, as Exhibit 4                                  --

               Executive Compensation Plans and Arrangements

       10(a)   1993 Stock Option Plan is hereby incorporated by reference to Commission file # 0-784 1993 proxy statement dated
               March 26, 1993, as Exhibit 10(a)                            --

       10(b) 1993 Stock Option Plan for outside directors is hereby incorporated by reference to 1993 proxy statement dated March 2, 1993, as Exhibit 10(b)

       10(c)   1994 Stock-Cash Incentive Plan is hereby incorporated by    --
               reference to Commission file #0-784 Annual Report on Form
               10-K for the year ended December 31, 1993, as exhibit 10(c)

       10(d)   Employment Agreement - Gerald J. Israel, is hereby
               incorporated by reference to Commission file # 0-784
               Annual Report on Form 10-K for the year ended
               December 31, 1992 as Exhibit 10(h)                          --

       10(e) Employment Agreement - Joseph L. Wenzler, is hereby incorporated by reference to Commission file #0-784 Annual Report on Form 10-k for the year ended December 31, 1992,
               as Exhibit 10(k)                                            --

                                                                     FORM 10-K


                              PART IV (CONCLUDED)


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K (Concluded))

(a) 3. Exhibits (Concluded)

       10(f)   Employment Agreement - Joseph F. Schatt, is hereby
               incorporated by reference to Commission file # 0-784
               Annual Report on Form 10-K for the year ended December 31,
               1993, as Exhibit 10(i)                                      --

       10(g)   Employment Agreement - Robert M. Currie, is hereby
               incorporated by reference to Commission file #0-784
               Annual Report on Form 10-K for the year ended December 31,
               1994, as Exhibit 10(g)                                      --

       10(h) Employment Agreement - Anthony E. Porter, is hereby incorporated by reference to Commission file #0-784
               Annual Report on Form 10-K for the year ended December 31,
               1994, as Exhibit 10(h)                                      --

       10(i)  Temporary Employment Agreement - William C. King       Attached as
                                                                     an Exhibit

       10(j)  Employment Agreement - William C. King                 Attached as
                                                                     an Exhibit

       10(k)  Employment Agreement - Thomas E. Mark                  Attached as
                                                                     an Exhibit

              Other Material Contracts

       10(l) Revolving Credit Agreement and Amended Term Loan Agreement dated March 11, 1994 in the aggregate amount of $12 Million -- is hereby incorporated by reference to Commission file #0-784 Annual Report on Form 10-K for the year ended December 31, 1993

       10(m) First Amendment to Credit Agreement and Waiver, dated as of December 31, 1994, is hereby incorporated by reference to Commission file #0-784 Annual Report on Form 10-K for the
              year ended December 31, 1994 as Exhibit 10(j)                --

       10(n)  Forbearance Letter from Comerica Bank as agent for     Attached as
              Comerica Bank and NBD Bank dated as of March 22, 1996  an Exhibit

       10(o)  Commitment Letter from Comerica Bank                   Attached as
              dated March 22, 1996                                   an Exhibit

                                                                       FORM 10-K

                              PART IV (CONCLUDED)


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K (Concluded)

      13    Annual Report to Stockholders for the year               Attached as
            ended December 31, 1995                                  an Exhibit

      21    Subsidiaries of the Registrant                           Attached as
                                                                     an Exhibit
            Consents of Experts and Counsel

      23    Consent of Auditors                                      Attached as
                                                                     an Exhibit

      27    Financial Data Schedule                                  Attached as
                                                                     an Exhibit

(b)   No Form 8-K was filed in the fourth quarter of 1995.

                      [DELOITTE & TOUCHE LLP LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Detrex Corporation

We have audited the consolidated financial statements of Detrex Corporation and its subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 21, 1996 (March 22, 1996 as to Note 5); such consolidated financial statements and report are included in this Annual Report on Form 10-K of Detrex Corporation for the year ended December 31, 1995. Our audits also included the financial statement schedule of Detrex Corporation and its subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

February 21, 1996

                      DETREX CORPORATION AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

                                                                       FORM 10-K

                                                                     SCHEDULE II

DETREX CORPORATION AND SUBSIDIARIES

VALUATION RESERVES
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                  Additions
                                              --------------------
                                   Balance    Charged to  Charged                   Balance
                                   Beginning  Costs and   to Other                  at End
       Description                 of Year    Expenses    Accounts   Deductions     of Year
----------------------------      ---------  ----------   --------   -----------    --------
Year Ended December 31, 1995
----------------------------

Inventory Valuation Reserves       $235,617    221,458     158,441     285,265      $330,251

Finished Machines Valuation
Reserves                           $899,332     30,000                 530,382      $398,950

Allowance for Uncollectible
Accounts                           $329,634    546,991                 417,932      $458,693

Year Ended December 31, 1994
----------------------------

Inventory Valuation Reserves       $876,783     74,548                 715,714      $235,617

Finished Machines Valuation
Reserves                           $934,169                             34,837      $899,332

Allowance for Uncollectible
Accounts                           $240,171    229,738                 140,275      $329,634

Year Ended December 31, 1993
----------------------------

Inventory Valuation Reserves       $180,684    859,843                 163,744      $876,783

Finished Machines Valuation
Reserves                           $      0    934,169                              $934,169

Allowance for Uncollectible
Accounts                           $253,416    404,427                 417,672      $240,171


                                                                       FORM 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Detrex Corporation
                                        -------------------------
                                              (Registrant)

Date  March 25, 1996                    By  W. C. King
    --------------------                    -----------------------
                                            W. C. King
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this twenty-fifth day of March 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

               Signature                         Title
               ---------                         -----

      W. C. King                                 Chairman and Chief Executive
--------------------------------                 Officer
      W. C. King

      T. E. Mark                                 President and Chief Operating
--------------------------------                 Officer
      T. E. Mark

      G. J. Israel                               Vice President, Treasurer and
--------------------------------                 Chief Financial Officer
      G. J. Israel

      E. R. Rondeau                              Controller and Chief Accounting
--------------------------------                 Officer
      E. R. Rondeau

      B. W. Cox                                  Director
--------------------------------
      B. W. Cox

      R. A. Emmett, III                          Director
--------------------------------
      R. A. Emmett, III

      J. F. Mangold                              Director
--------------------------------
      J. F. Mangold

      B. W. McCleary                             Director
--------------------------------
      B. W. McCleary

      A. R. Thalacker                            Director
--------------------------------
      A. R. Thalacker

      J. D. Withrow                              Director
--------------------------------
      J. D. Withrow

                      DETREX CORPORATION AND SUBSIDIARIES

                                    EXHIBITS

                                EXHIBIT INDEX

EXHIBIT                                                                    PAGE
  NO.                            DESCRIPTION                                NO.
-------                          -----------                               ----
3(a)     Articles of Incorporation, as amended, is hereby
         incorporated by reference to Commission file #0-784,
         Annual Report on Form 10-K for the year ended
         December 31, 1987, as Exhibit 3(a)                                 --

3(b)     Bylaws, as amended, are hereby incorporated by reference
         to Commission file #0-784, Annual Report on Form 10-K
         for the year ended December 31, 1993, as Exhibit 3(b)              --

4        Shareholders Rights Plan is hereby incorporated by
         reference to Commission file #0-784 8-K Report dated
         May 4, 1990, as Exhibit 4                                          --

         Executive Compensation Plans and Arrangements

10(a)    1993 Stock Option Plan is hereby incorporated by reference to Commission file #0-784 1993 proxy statement dated
         March 26, 1993, as Exhibit 10(a)                                   --

10(b) 1993 Stock Option Plan for outside directors is hereby incorporated by reference to 1993 proxy statement dated
         March 2, 1993, as Exhibit 10(b)

10(c)    1994 Stock-Cash Incentive Plan is hereby incorporated by           --
         reference to Commission file #0-784 Annual Report on Form
         10-K for the year ended December 31, 1993, as Exhibit 10(c)

10(d)    Employment Agreement - Gerald J. Israel, is hereby
         incorporated by reference to Commission file #0-784
         Annual Report on Form 10-K for the year ended
         December 31, 1992 as Exhibit 10(h)                                 --

10(e)    Employment Agreement - Joseph L. Wenzler, is hereby
         incorporated by reference to Commission file #0-784 Annual
         Report on Form 10-K for the year ended December 31, 1992,
         as Exhibit 10(k)                                                   --

EXHIBIT                                                                    PAGE
  NO.                            DESCRIPTION                                NO.
-------                          -----------                               ----
10(f)   Employment Agreement - Joseph F. Schatt, is hereby
        incorporated by reference to Commission file #0-784
        Annual Report on Form 10-K for the year ended December 31,
        1993, as Exhibit 10(i)                                              --

10(g)   Employment Agreement - Robert M. Currie, is hereby
        incorporated by reference to Commission file #0-784
        Annual Report on Form 10-K for the year ended December 31,
        1994, as Exhibit 10(g)                                              --

10(h)   Employment Agreement - Anthony E. Porter, is hereby
        incorporated by reference to Commission file #0-784
        Annual Report on Form 10-K for the year ended December 31,
        1994, as Exhibit 10(h)                                              --

10(i)   Temporary Employment Agreement - William C. King             Attached as
                                                                     an Exhibit

10(j)   Employment Agreement - William C. King                       Attached as
                                                                     an Exhibit

10(k)   Employment Agreement - Thomas E. Mark                        Attached as
                                                                     an Exhibit

        Other Material Contracts

10(l)   Revolving Credit Agreement and Amended Term Loan Agreement
        dated March 11, 1994 in the aggregate amount of $12 Million         --
        is hereby incorporated by reference to Commission
        file #0-784 Annual Report on Form 10-K for the year
        ended December 31, 1993

10(m)   First Amendment to Credit Agreement and Waiver, dated as of
        December 31, 1994, is hereby incorporated by reference to
        Commission file #0-784 Annual Report on Form 10-K for the
        year ended December 31, 1994 as Exhibit 10(j)                       --

10(n)   Forbearance Letter from Comerica Bank as agent for           Attached as
        Comerica Bank and NBD Bank dated as of March 22, 1996        an Exhibit

10(o)   Commitment Letter from Comerica Bank                         Attached as
        dated March 22, 1996                                         an Exhibit

EXHIBIT                                                                PAGE
  NO.                            DESCRIPTION                            NO.
-------                          -----------                           ----
13       Annual Report to Stockholders for the year                  Attached as
         ended December 31, 1995                                     an Exhibit

21       Subsidiaries of the Registrant                              Attached as
                                                                     an Exhibit
         Consents of Experts and Counsel

23       Consent of Auditors                                         Attached as
                                                                     an Exhibit

27       Financial Data Schedule                                     Attached as
                                                                     an Exhibit

(b)      No Form 8-K was filed in the fourth quarter of 1995.