Form 10-Q
period 1996-03-31
DETREX CORPORATION
filed 1996-05-14
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996      Commission file number 0-784


                             DETREX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Michigan                                     38-0480840
      ------------------------------                       -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

     24901 Northwestern Hwy., Ste. 500, Southfield,  MI           48075
     --------------------------------------------------         ----------
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code            (810) 358-5800

Securities registered pursuant to section 12(b) of the Act:

                                                  Name of each exchange on
Title of each class                                   which registered
- -------------------                               -------------------------
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

                           YES    X             NO
                               -------             ------
As of May 1, 1996 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION
                                     INDEX


   PART I              FINANCIAL INFORMATION                             PAGE
   ------              ---------------------                             ----

               Item 1  Consolidated Condensed Balance Sheets -
                       March 31, 1996 and December 31, 1995               3

                       Consolidated Condensed Unaudited Statements
                       of Operations -Three Months Ended March 31,        4
                       1996 and 1995

                       Consolidated Unaudited Statements of Cash Flows-
                       Three Months Ended March 31, 1996 and 1995         5

                       Notes to Consolidated Condensed Unaudited
                       Financial Statements                               6

               Item 2  Management's Discussion and Analysis of
                       Interim Financial Information                      7-8


   PART II             OTHER INFORMATION
   -------             -----------------


               Item 6  Exhibits and Reports on Form 8-K                   9


   SIGNATURES                                                             10

DETREX CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   UNAUDITED
                                                                                 March 31, 1996       December 31, 1995
                                                                                 --------------       -----------------
ASSETS
- ------
Current Assets:
Cash and cash equivalents                                                        $ 1,590,437            $ 2,764,360
Accounts receivable (less allowance for uncollectible accounts
  of $559,000 in 1996 and $459,000 in 1995)                                       16,756,845             13,956,017
Refundable U.S. income taxes                                                       1,342,906              3,040,772
Inventories:
    Raw materials                                                                  3,220,310              2,861,900
    Work in process                                                                  655,074                678,339
    Finished goods                                                                 5,577,099              4,897,266
                                                                                 -----------            -----------
        Total  Inventories                                                         9,452,483              8,437,505
Prepaid expenses and other                                                           649,191                978,819
Deferred income taxes                                                              1,991,087              1,991,087
                                                                                 -----------            -----------
        Total Current Assets                                                      31,782,949             31,168,560

Land, buildings, and equipment-net                                                19,671,886             20,136,691
Land, buildings, and equipment held for sale or lease                              2,664,773              2,664,773
Prepaid pensions                                                                   1,226,348              1,226,348
Deferred income taxes                                                              1,420,795              1,412,973
Other assets                                                                       1,010,226              1,049,376
                                                                                 -----------            -----------
                                                                                 $57,776,977            $57,658,721
                                                                                 ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
Loans payable-short-term                                                          $8,000,000             $8,500,000
Current portion of capital lease obligations                                         606,779                606,779
Accounts payable                                                                   9,667,988              9,007,603
Environmental reserve                                                              1,527,000              1,527,000
Accrued compensation                                                                 448,621                643,089
Accrued expenses - non-active locations                                              195,234                558,319
Other accruals                                                                     4,797,209              4,008,678
                                                                                 -----------            -----------
        Total Current Liabilities                                                $25,242,831            $24,851,468

Long term portion of capital lease obligations                                       488,117                518,258
Accrued postretirement benefits                                                    4,075,885              3,985,885
Environmental reserve                                                              8,228,172              8,681,199
Minority interest                                                                  1,643,502              1,586,221
Accrued pensions                                                                   1,193,968              1,142,388

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
  outstanding 1,583,414 shares                                                     3,166,828              3,166,828
Additional paid-in capital                                                            22,020                 22,020
Retained earnings                                                                 13,715,654             13,704,454
                                                                                 -----------            -----------
        Total Stockholders' Equity                                                16,904,502             16,893,302
                                                                                 -----------            -----------
                                                                                 $57,776,977            $57,658,721
                                                                                 ===========            ===========

SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONSOLIDATED CONDENSED UNAUDITED STATEMENT OF OPERATIONS


                                                                       Three Months Ended
                                                                            March 31
                                                                    1996                  1995
                                                                    ----                  ----
Net Sales                                                       $23,999,570           $24,771,931
Cost of sales                                                    18,523,416            19,169,288
Selling, general and administrative expenses                      4,583,084             4,991,172
Provision for depreciation and amortization                         798,390               845,307
Other income and deductions                                        (145,738)              (91,180)
Minority interest                                                    57,282                57,960
Interest expense                                                    247,560               199,796
                                                                -----------           -----------
Loss before income taxes                                            (64,424)             (400,412)
Credit for income taxes                                             (75,624)              (31,928)
                                                                -----------           -----------
Net income (loss)                                               $    11,200           $  (368,484)
                                                                ===========           ===========
Net income (loss) per common share                              $       .01           $     (0.23)
                                                                ===========           ===========


      SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                             --------------------
                                                                                               1996          1995
                                                                                             -------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                         $   11,200    $ (368,484)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                                            798,390       845,309
      Deferred income taxes                                                                     (7,823)     (131,416)
      Loss on sale or write off of equipment                                                    18,446
      Minority interest                                                                         57,281        57,959
  Changes to operating assets and liabilities that provided (used) cash:
    Accounts receivable                                                                     (2,800,828)    1,085,312
    Refundable U.S. income taxes                                                             1,697,866
    Inventories                                                                             (1,014,978)      804,360
    Prepaid expenses and other                                                                 329,628       252,813
    Other assets                                                                                18,151        18,140
    Accounts payable                                                                           660,385    (2,411,608)
    Environmental reserve                                                                     (453,027)     (283,721)
    Accrued compensation                                                                      (194,468)     (247,255)
    Accrued expenses - non-active locations                                                   (363,085)     (166,920)
    Other accruals                                                                             840,111       134,799
    Postretirement benefits                                                                     90,000        90,000
                                                                                           -----------   -----------
      Total Adjustments                                                                       (323,951)       47,772
                                                                                           -----------   -----------
      Net cash provided by (used in) operating activities                                     (312,751)     (320,712)
                                                                                           -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                        (202,387)     (190,651)
  Proceeds from sale of equipment                                                                1,887       --
                                                                                           -----------   -----------
      Net cash used in investing activities                                                   (200,500)     (190,651)
                                                                                           -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings                                                                                 --       1,000,000
  Repayment of short-term bank debt                                                           (500,000)       --
  Repayment of long-term bank debt                                                                 --       (250,000)
  Principal payments under capital lease obligations                                          (160,672)     (208,899)
                                                                                           -----------   -----------
      Net cash provided by (used in) financing activities                                     (660,672)      541,101
                                                                                           -----------   -----------
Net decrease in cash and cash equivalents                                                   (1,173,923)       29,738
Cash and cash equivalents at beginning of period                                             2,764,360     2,015,962
                                                                                           -----------   -----------
Cash and cash equivalents at end of period                                                  $1,590,437    $2,045,700
                                                                                           ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                                $  269,425    $  182,715
    Income taxes                                                                            $   77,250    $   51,800
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations incurred with the acquisition of equipment                      $  177,900    $   63,880
  Capital lease terminations                                                                $   47,369    $  (44,342)

SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations for the three months ended March 31, 1996 and 1995, and changes in cash flows for the three months ended March 31, 1996 and 1995. Certain amounts for 1995 have been reclassified to conform with 1996 classifications. The information furnished for the quarter may not be indicative of results to be expected for the full year.

2. The Company has two divisions that supply major industrial equipment. These divisions generally use the completed contract method of accounting, only using percentage-of-completion accounting for large contracts and when use of that method versus the completed contract method of accounting has a material effect on the results of operations. In the three months ended March 31, 1996 the Company recognized revenue on one large contract using the percentage-of-completion method of accounting.

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

     The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of contamination at several sites including property owned by the Company. The Company conducted a comprehensive review of its reserves during the fourth quarter of 1994 and added $8.5 million to this reserve. The total amount of the reserve at March 31, 1996 is $9.7 million, which amount was calculated without taking into consideration any possible insurance recoveries.

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

DETREX CORPORATION




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):



                                                   THREE MONTHS ENDED
                                                        March 31
                                              ----------------------------
                                                  1996           1995
                                              -------------  -------------
                                                 $      %       $      %
                                              ------  -----  ------  -----

Sales                                         24,000  100.0  24,772  100.0
Gross margin                                   5,476   22.8   5,603   22.6
Selling, general and administrative expenses   4,583   19.1   4,991   20.1
Depreciation and amortization                    798    3.3     845    3.4
Net income (loss)                                 11    .04    (368)  (1.5)

Detrex Corporation and its consolidated subsidiaries (the Company) reported net income of $11,200 for the first quarter of 1996 compared to a net loss of $368,484 for the first quarter of 1995.

Net sales for the three months were $0.7 million lower than the same period last year, primarily reflecting lower sales in the Company's solvents and environmental services division and its industrial furnace division, partially offset by increased sales from its equipment division and its lubricants subsidiary. The equipment division increase was significantly effected by recording a major contract under the percentage-of-completion accounting method.

Cost of sales as a percent of sales was approximately the same in both years. Gross margin percentages were 22.8% for the first three months of 1996, compared to 22.6% for the first three months of 1995.

The decrease in selling, general and administrative expenses is attributable to the cost cutting activities that took place in 1995.

The provision for depreciation and amortization is approximately the same as the prior year for all of the Company's business units.

Interest expense is higher in 1996 when compared to 1995, reflecting increased borrowings and higher rates.

The income tax credit in 1996 and 1995 reflects a credit for federal income taxes, partially offset by state and local income tax expense. In addition, a credit was recorded in the first quarter of 1996 to reflect the recognition of a rate differential resulting from the carry-back of certain components of prior year net operating losses to tax years in which the statutory rate was 46%.

DETREX CORPORATION


Liquidity, Financial Condition, and Capital Resources

The Company utilized a combination of internally generated funds and receipt of a federal income tax refund to finance its activities during the first three months of 1996. The Company is in the process of finalizing a Revolving Credit Agreement with Comerica Bank. The new Agreement will contain, among other provisions, requirements for maintaining defined levels of tangible net worth and various financial statement ratios, including working capital, debt to equity and cash coverage ratios. The credit facility will be collateralized by the Company's inventory, accounts receivable, certain fixed assets, and stock of subsidiaries.

Working capital was $6.5 million at March 31, 1996 compared to $6.3 million at December 31, 1995. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.

DETREX CORPORATION

                          PART II - OTHER INFORMATION


Item 6          EXHIBITS AND REPORTS ON FORM 8-K

 (a)            NONE

 (b) A report on Form 8-K was filed on January 24, 1996 to announce that William C. King was named Chairman and CEO and Thomas E. Mark was named President and COO.

DETREX CORPORATION



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DETREX CORPORATION

Date     5/14/96                    E. R. Rondeau
                                    ---------------------------------------
                                    E. R. Rondeau
                                    Controller and Chief Accounting Officer



Date      5/14/96                   G. J. Israel
                                    ---------------------------------------
                                    G. J. Israel
                                    Vice President - Finance and Chief
                                      Financial Officer

                                EXHIBIT INDEX


Exhibit
  No.                  Description                                        Page
- -------                -----------                                        ----

  27                   Financial Data Schedule