Form 10-Q
period 1996-06-30
DETREX CORPORATION
filed 1996-07-26
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996      Commission file number 0-784
                               -------------                             -----

                               DETREX CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Michigan                                      38-0480840
- -------------------------------                      --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

24901 Northwestern Hwy., Ste. 500, Southfield,  MI         48075
- -------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (810) 358-5800
                                                     --------------------------
Securities registered pursuant to section 12(b) of the Act:

                                                Name of each exchange on
  Title of each class                               which registered
  -------------------                           ------------------------
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

                                         YES       X             NO
                                             ------------           ------------

As of July 1, 1996 1,583,414 shares of the registrant's stock were outstanding.
      ------------

DETREX CORPORATION

                                     INDEX


PART I            FINANCIAL INFORMATION                                PAGE
- ------            ---------------------                                ----

          Item 1  Consolidated Condensed Unaudited Balance
                  Sheets - June 30, 1996 and December 31, 1995          3

                  Consolidated Condensed Unaudited Statements
                  of Operations -Six Months Ended June 30,              4
                  1996 and 1995

                  Consolidated Unaudited Statements of Cash Flows-
                  Six Months Ended June 30, 1996 and 1995               5

                  Notes to Consolidated Condensed Unaudited
                  Financial Statements                                  6-7

          Item 2  Management's Discussion and Analysis of
                  Interim Financial Information                         8-9


PART II           OTHER INFORMATION
- -------           -----------------

          Item 4  Submission of Matters to a Vote of Security Holders   10

          Item 6  Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                              11

DETREX CORPORATION
CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEETS


                                                                               UNAUDITED
                                                                             June 30, 1996     December  31, 1995
                                                                             -------------     ------------------
ASSETS
- ------
Current Assets:
Cash and cash equivalents                                                      $ 1,586,931         $ 2,764,360
Accounts receivable (less allowance for uncollectible accounts
   of $478,000 in 1996 and $459,000 in 1995)                                    14,885,590          13,956,017
Refundable U.S. income taxes                                                                         3,040,772
Inventories:
      Raw materials                                                              2,988,832           2,861,900
      Work in process                                                              968,723             678,339
      Finished goods                                                             5,084,542           4,897,266
                                                                               -----------         -----------
         Total  Inventories                                                      9,042,097           8,437,505
Prepaid expenses and other                                                         634,756             978,819
Deferred income taxes                                                            1,957,835           1,991,087
                                                                               -----------         -----------
         Total Current Assets                                                   28,107,209          31,168,560

Land, buildings, and equipment-net                                              19,386,841          20,136,691
Land, buildings, and equipment held for sale or lease                            2,664,773           2,664,773
Prepaid pensions                                                                 1,226,348           1,226,348
Deferred income taxes                                                            1,133,348           1,412,973
Other assets                                                                       976,549           1,049,376
                                                                               -----------         -----------
                                                                               $53,495,068         $57,658,721
                                                                               ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
Loans payable-short-term                                                       $ 6,330,575         $ 8,500,000
Current portion of capital lease obligations                                       606,779             606,779
Accounts payable                                                                 7,932,035           9,007,603
Environmental reserve                                                            1,527,000           1,527,000
Accrued compensation                                                               517,607             643,089
Accrued expenses - non- active locations                                           136,891             558,319
Other accruals                                                                   4,342,492           4,008,678
                                                                               -----------         -----------
         Total Current Liabilities                                              21,393,379          24,851,468

Long term portion of capital lease obligations                                     338,117             518,258
Accrued postretirement benefits                                                  4,165,885           3,985,885
Environmental reserve                                                            7,807,987           8,681,199
Minority interest                                                                1,707,838           1,586,221
Accrued pensions                                                                 1,064,381           1,142,388

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
   outstanding 1,583,414 shares                                                  3,166,828           3,166,828
Additional paid-in capital                                                          22,020              22,020
Retained earnings                                                               13,828,633          13,704,454
                                                                               -----------         -----------
         Total Stockholders' Equity                                             17,017,481          16,893,302
                                                                               -----------         -----------
                                                                               $53,495,068         $57,658,721
                                                                               ===========         ===========

SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONSOLIDATED CONDENSED UNAUDITED STATEMENT OF OPERATIONS


                                                       Three Months Ended                 Six Months Ended
                                                            June 30                           June 30
                                                      1996           1995               1996          1995
                                                   -----------   -----------        ------------  ------------
Net sales                                          $24,311,963   $22,642,748        $48,311,533   $47,414,679
Cost of sales                                       18,577,300    17,381,220         37,100,716    36,550,508
Selling, general and administrative expenses         4,501,708     5,009,743          9,084,792    10,000,915
Provision for depreciation and amortization            787,343       865,627          1,585,733     1,710,934
Other income and deductions                           (161,449)      (68,309)          (307,187)     (159,489)
Minority interest                                       94,336        57,253            151,618       115,213
Interest expense                                       267,552       220,958            515,112       420,754
                                                   -----------   -----------        -----------   -----------

Income (loss) before income taxes                      245,173      (823,744)           180,749    (1,224,156)

Provision (credit) for income taxes                    132,194      (484,468)            56,570      (516,396)
                                                   -----------   -----------        -----------   -----------

Net income (loss)                                  $   112,979   $  (339,276)       $   124,179   $  (707,760)
                                                   ===========   ===========        ===========   ===========

Net income (loss) per common share                 $       .07   $      (.21)       $       .08   $      (.45)
                                                   ===========   ===========        ===========   ===========



SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS


DETREX CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS                                             Six Months Ended
                                                                                                June 30
                                                                                      --------------------------
                                                                                          1996          1995
                                                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                   $   124,179   $  (707,760)
   Adjustments to reconcile net income [loss] to net cash provided by operating activities:
      Depreciation and amortization                                                      1,585,733     1,710,934
      Loss on disposal of property                                                          17,186         3,363
      Deferred income taxes                                                                312,876      (409,829)
      Minority interest                                                                    121,617        55,212
   Changes to operating assets and liabilities that provided (used) cash:
      Accounts receivable                                                                 (929,573)    2,136,249
      Refundable U.S. income taxes                                                       3,040,772        --
      Inventories                                                                         (604,592)      273,191
      Prepaid expenses and other                                                           344,063       309,471
      Other assets                                                                          30,828        79,158
      Accounts payable                                                                  (1,075,568)   (3,332,132)
      Environmental reserve                                                               (873,212)     (390,018)
      Accrued compensation                                                                (125,482)      (83,608)
      Accrued expenses - non-active locations                                             (421,428)     (191,801)
      Other accruals                                                                       255,807       154,230
      Postretirement benefits                                                              180,000       180,000
                                                                                       -----------   -----------
         Total adjustments                                                               1,859,027       494,420
                                                                                       -----------   -----------
         Net cash provided by (used in) operating activities                             1,983,206      (213,340)
                                                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (683,545)     (638,612)
   Proceeds from disposal of property                                                        3,007          --
                                                                                       -----------   ------------
         Net cash used in investing activities                                            (680,538)     (638,612)
                                                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings                                                                          --         1,500,000
   Repayment of short-term bank debt                                                    (2,169,425)       --
   Repayment of long-term bank debt                                                         --          (500,000)
   Principal payments under capital lease obligations                                     (310,672)     (405,099)
                                                                                       -----------   -----------
      Net cash provided by (used in) financing activities                               (2,480,097)      594,901
                                                                                       -----------   -----------
Net decrease in cash and cash equivalents                                               (1,177,429)     (257,051)
Cash and cash equivalents at beginning of period                                         2,764,360     2,015,962
                                                                                       -----------   -----------
Cash and cash equivalents at end of period                                             $ 1,586,931   $ 1,758,911
                                                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                         $   643,848   $   411,516
      Income taxes                                                                     $   117,132   $   149,900
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations incurred with the acquisition of equipment                $   177,900   $   157,684
   Capital lease terminations                                                          $   (47,369)  $   (96,735)


SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations for the six months ended June 30, 1996 and 1995, and changes in cash flows for the six months ended June 30, 1996 and 1995. Certain amounts for 1995 have been reclassified to conform with 1996 classifications. The information furnished for the six months may not be indicative of results to be expected for the full year.

2. The Company has two divisions that supply major industrial equipment. The divisions generally use the completed contract method of accounting, only using percentage-of-completion accounting for large contracts and when use of that method versus the completed contract method of accounting has a material effect on the results of operations. In the three month periods ended March 31, 1996 and June 30, 1996 the Company recognized revenue on one large contract using the percentage-of-completion method of accounting; no transactions new were recorded under the percentage-of-completion method during the second quarter of 1996.

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

     The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of contamination at several sites including property owned by the Company. The Company conducted a comprehensive review of its reserves during the fourth quarter of 1994 and added $8.5 million to this reserve. The total amount of the reserve at June 30, 1996 is $9.3 million, which amount was calculated without taking into consideration any possible insurance recoveries.

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

DETREX CORPORATION

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS


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

DETREX CORPORATION




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):



                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         June 30                             June 30
                                                  1996            1995               1996              1995
                                              -------------  ---------------  ------------------  ---------------
                                                $       %      $        %       $         %         $        %
                                              ------  -----  ------   ------  ------  ----------  ------   ------
Sales                                         24,312  100.0  22,643   100.0   48,312       100.0  47,415   100.0
Gross margin                                   5,735   23.6   5,262    23.2   11,211        23.2  10,864    22.9
Selling, general and administrative expenses   4,502   18.5   5,010    22.1    9,085        18.8  10,001    21.1
Depreciation and amortization                    787    3.2     866     3.8    1,586         3.3   1,711     3.6
Net income (loss)                                113    0.5    (339)   (1.5)     124         0.3    (708)   (1.5)


Detrex Corporation and its consolidated subsidiaries (the Company) reported net income of $112,979 for the second quarter of 1996, compared to a net loss of $339,276 for the second quarter of 1995. For the six month period, the Company earned $124,179, compared to a net loss of $707,760 in 1995. The year-to-year improvement is $831,939.

Net sales for the first half of 1996 were $48.3 million compared to $47.4 million last year. Increased sales from the Company's equipment division and lubricants subsidiary were partially offset by lower sales in the Company's solvents and environmental services division and its industrial furnace division.

Cost of sales as a percent of sales was approximately the same in both years. Gross margin percentages were 23.2% for the first six months of 1996, compared to 22.9% for the first six months of 1995.

The decrease in selling, general and administrative expenses in 1996 is attributable to the cost cutting activities that took place in 1995 and the absence of termination costs in the first half of 1996.

The provision for depreciation and amortization is approximately the same as the prior year for all of the Company's current business units, with the overall reduction primarily attributable to no depreciation in 1996 on a former production facility which is being held for sale.

Interest expense is higher in 1996 when compared to 1995, reflecting higher rates.

The income tax expense in 1996 reflects state, local, and federal income taxes, partially offset by a credit that was recorded in the first quarter of 1996 to reflect the recognition of a rate differential resulting from the carry-back of certain components of prior year net operating losses to tax years in which the statutory rate was 46%.

DETREX CORPORATION


Liquidity, Financial Condition, and Capital Resources

The Company utilized a combination of internally generated funds and receipt of federal income tax refunds to finance its activities during the first six months of 1996. On June 13, 1996, the Company finalized a new Revolving Credit Agreement with Comerica Bank. The new agreement contains, among other provisions, requirements for maintaining defined levels of tangible net worth and various financial statement ratios, including working capital, debt to equity, and cash coverage ratios. The credit facility is collateralized by the Company's inventory, accounts receivable, certain fixed assets, and stock of subsidiaries. Borrowings under the former credit facility were $8.5 million at December 31, 1995; borrowings under the new facility were $6.3 million at June 30, 1996.

Working capital was $6.7 million at June 30, 1996 compared to $6.3 million at December 31, 1995. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.

DETREX CORPORATION

                          PART II - OTHER INFORMATION

Item 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 71st Annual Meeting of the Stockholders of Detrex Corporation was held in Southfield, Michigan on the 25th day of April 1996.

(b) Election of Messrs. John F. Mangold and William C. King as Directors of the First Class to hold office for three year terms and until their successors have been elected and qualify:


                                Mr. Mangold      Mr. King
                              ---------------  ------------

              For               1,082,387        1,083,767
              Against               --                --
              Abstain             303,663          302,283


              Election of Mr. Thomas E. Mark as Director of the Third Class to hold office for a two year term and until his successor has been elected and qualify:


              For               1,083,801
              Against               --
              Abstain             302,249




              Messrs. Cox, Emmett, McCleary, Thalacker , and Withrow continue as directors.

(c) Vote on an individual shareholder proposal to amend the by-laws of the Corporation in order to create a Shareholder Committee:


              For                 373,646
              Against             951,090
              Abstain              61,314

Item 6        EXHIBITS AND REPORTS ON FORM 8-K

(a)           10(p) - Credit Agreement with Comerica Bank dated as of
              June 13, 1996.

(b)           No reports on Form 8-K have been filed for the quarter ended June
              30, 1996.

DETREX CORPORATION



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DETREX CORPORATION


Date   7/26/96              E.R. Rondeau
     ---------              ---------------------------------------
                            E.R. Rondeau
                            Controller and Chief Accounting Officer



Date   7/26/96              G.J. Israel
     ---------              ---------------------------------------
                            G.J. Israel
                            Vice President - Finance and Chief Financial Officer

                                 Exhibit Index
                                 -------------


Exhibit No.                            Description
- -----------                            -----------

  10(p)                                Credit Agreement with Comerica Bank
                                       dated as of June 13, 1996

  27                                   Financial Data Schedule