Form 10-Q
period 1996-09-30
DETREX CORPORATION
filed 1996-10-28
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996   Commission file number 0-784
                               ------------------                          -----

                               DETREX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Michigan                                               38-0480840
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

24901 Northwestern Hwy., Ste. 500, Southfield,  MI                   48075
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code               (810) 358-5800
                                                                 --------------
Securities registered pursuant to section 12(b) of the Act:

                                                        Name of each exchange on
  Title of each class                                     which registered
  -------------------                                     ---------------------
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

                                                     YES       X      NO
                                                             ------      -----

As of    October 1, 1996   1,583,414 shares of the registrant's stock were
outstanding.

DETREX CORPORATION
                                     INDEX



   PART I              FINANCIAL INFORMATION                             PAGE
   ------              ---------------------                             ----
               Item 1  Consolidated Condensed Balance Sheets-
                       September 30, 1996 and December 31, 1995           3

                       Consolidated Condensed Unaudited Statements
                       of Operations -For the Quarter and Nine Months
                       Ended September 30, 1996 and 1995                  4

                       Consolidated Unaudited Statements of Cash Flows-
                       Nine Months Ended September 30, 1996 and 1995      5

                       Notes to Consolidated Condensed Unaudited
                       Financial Statements                               6-7

               Item 2  Management's Discussion and Analysis of
                       Interim Financial Information                      8-9


   PART II             OTHER INFORMATION
   -------             -----------------

               Item 6  Exhibits and Reports on Form 8-K                   10


   SIGNATURES                                                             11

DETREX CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       UNAUDITED           AUDITED
                                                                     September 30,      December  31,
                                                                     -------------      -------------
                                                                         1996                1995
                                                                         ----                ----
ASSETS
------
Current Assets:
Cash and cash equivalents                                             $    600,682       $ 2,764,360
Accounts receivable (less allowance for uncollectible accounts
  of $434,000 in 1996 and $459,000 in 1995)                             18,945,878        13,956,017
Refundable U.S. income taxes                                                               3,040,772
Inventories:
     Raw materials                                                       2,990,324         2,861,900
     Work in process                                                       494,044           678,339
     Finished goods                                                      5,379,076         4,897,266
                                                                      ------------       -----------
          Total  Inventories                                             8,863,444         8,437,505
Prepaid expenses and other                                                 891,503           978,819
Deferred income taxes                                                    1,957,835         1,991,087
                                                                      ------------       -----------
          Total Current Assets                                          31,259,342        31,168,560

Land, buildings, and equipment-net                                      19,241,493        20,136,691
Land, buildings, and equipment held for sale or lease                    2,664,773         2,664,773
Prepaid pensions                                                         1,269,542         1,226,348
Deferred income taxes                                                    1,207,520         1,412,973
Other assets                                                               951,107         1,049,376
                                                                      ------------       -----------
                                                                      $ 56,593,777       $57,658,721
                                                                      ============       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
Loans payable-short-term                                              $  7,845,870       $ 8,500,000
Current portion of capital lease obligations                               404,967           606,779
Accounts payable                                                        10,385,665         9,007,603
Environmental reserve                                                    1,027,000         1,527,000
Accrued compensation                                                       431,789           643,089
Accrued expenses - non- active locations                                    83,336           558,319
Other accruals                                                           3,588,426         4,008,678
                                                                      ------------       -----------
          Total Current Liabilities                                     23,767,053        24,851,468

Long term portion of capital lease obligations                             460,480           518,258
Accrued postretirement benefits                                          4,255,885         3,985,885
Environmental reserve                                                    8,225,579         8,681,199
Minority interest                                                        1,736,429         1,586,221
Accrued pensions                                                         1,096,056         1,142,388

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
  outstanding 1,583,414 shares                                           3,166,828         3,166,828
Additional paid-in capital                                                  22,020            22,020
Retained earnings                                                       13,863,447        13,704,454
                                                                      ------------       -----------
          Total Stockholders' Equity                                    17,052,295        16,893,302
                                                                      ------------       -----------
                                                                      $ 56,593,777       $57,658,721
                                                                      ============       ===========

SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONSOLIDATED CONDENSED UNAUDITED STATEMENT OF
OPERATIONS

                                                           Three Months Ended                     Nine Months Ended
                                                             September 30                           September 30
                                                        1996               1995               1996                1995
                                                        ----               ----               ----                ----
Net sales                                           $25,059,684        $25,373,392        $73,371,217          $72,788,071

Cost of sales                                        19,586,641         19,934,182         56,687,357           56,484,690
Selling, general and administrative expenses          4,468,373          4,813,290         13,553,165           14,814,205
Provision for depreciation and amortization             810,682            823,362          2,396,415            2,534,296
Other income and deductions                            (150,569)          (271,779)          (457,756)            (431,268)
Minority interest                                        58,590             54,443            210,208              169,656
Interest expense                                        241,500            213,617            756,612              634,371
                                                    -----------        -----------        -----------          -----------
Income (loss) before income taxes                        44,467           (193,723)           225,216           (1,417,879)

Provision (credit) for income taxes                       9,653             (1,653)            66,223             (518,049)
                                                    -----------        -----------        -----------          -----------

Net income (loss)                                   $    34,814        $  (192,070)       $   158,993          $  (899,830)
                                                    ===========        ===========        ===========          ===========

Net income (loss) per common share                  $       .02        $      (.12)       $       .10          $      (.57)
                                                    ===========        ===========        ===========          ===========


SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

     DETREX CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                           September 30
                                                                                    --------------------------
                                                                                       1996          1995
                                                                                    -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $   158,993   $   (899,830)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                2,396,415      2,534,296
        (Gain)/ Loss on disposal of property                                            18,446       (198,259)
        Deferred income taxes                                                          238,704        183,798
        Minority interest                                                              150,208         19,655
   Changes to operating assets and liabilities that provided (used) cash:
        Accounts receivable                                                         (4,989,861)       326,426
        Refundable U.S. income taxes                                                 3,040,772
        Inventories                                                                   (425,939)      (199,785)
        Prepaid expenses and other                                                      87,316       (236,951)
        Other assets                                                                    (7,724)        37,316
        Accounts payable                                                             1,378,062     (1,609,121)
        Environmental reserve                                                         (955,620)      (877,982)
        Accrued compensation                                                          (211,300)      (207,356)
        Accrued expenses - non-active locations                                       (474,983)      (167,801)
        Other accruals                                                                (466,584)       772,011
        Postretirement benefits                                                        270,000        270,000
                                                                                   -----------   ------------
           Total adjustments                                                            47,912        646,247
                                                                                   -----------   ------------
           Net cash provided by (used in) operating activities                         206,905       (253,583)
                                                                                   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (1,276,933)    (1,091,811)
   Proceeds from disposal of property                                                   21,151        235,321
                                                                                   -----------   ------------
           Net cash used in investing activities                                    (1,255,782)      (856,490)
                                                                                   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings                                                                                  1,500,000
   Repayment of short-term bank debt                                                  (654,130)      (750,000)
   Principal payments under capital lease obligations                                 (460,671)      (582,100)
                                                                                   -----------   ------------
           Net cash provided by (used in) financing activities                      (1,114,801)       167,900
                                                                                   -----------   ------------
Net decrease in cash and cash equivalents                                           (2,163,678)      (942,173)
Cash and cash equivalents at beginning of period                                     2,764,360      2,015,962
                                                                                   -----------   ------------
Cash and cash equivalents at end of period                                         $   600,682   $  1,073,789
                                                                                   ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                                   $   891,917   $    565,808
        Income taxes                                                               $   209,254   $    185,425
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations incurred with the acquisition of equipment            $   293,310   $    242,684
   Capital lease terminations                                                      $  (370,254)  $   (120,809)

SEE NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations for the nine months ended September 30, 1996 and 1995, and changes in cash flows for the nine months ended September 30, 1996 and 1995. Certain amounts for 1995 have been reclassified to conform with 1996 classifications. The information furnished for the nine months may not be indicative of results to be expected for the full year.

2. The Company has two divisions that supply major industrial equipment. The divisions generally use the completed contract method of accounting, only using percentage-of-completion accounting for large contracts and when use of that method versus the completed contract method of accounting has a material effect on the results of operations. In the three month periods ended March 31, 1996 and June 30, 1996 the Company recognized revenue on one large contract using the percentage-of-completion method of accounting; no new transactions were recorded under the percentage-of-completion method during the third quarter of 1996.

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

   The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of contamination at several sites including property owned by the Company. The Company conducted a comprehensive review of its reserves during the fourth quarter of 1994 and added $8.5 million to this reserve. The total amount of the reserve at September 30, 1996 is $9.3 million, which amount was calculated without taking into consideration any possible insurance recoveries.

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

DETREX CORPORATION




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):



                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       September 30                   September 30
                                                       ------------                   ------------
                                                   1996           1995           1996             1995
                                                   ----           ----           ----             ----
                                                 $       %       $      %       $       %       $     %
                                                ---     ---     ---    ---     ---     ---     ---   ---
Sales                                         25,060   100.0  25,373  100.0  73,371   100.0  72,788  100.0
Gross margin                                   5,473    21.8   5,439   21.4  16,684    22.7  16,303   22.4
Selling, general and administrative expenses   4,468    17.8   4,813   19.0  13,553    18.5  14,814   20.4
Depreciation and amortization                    811     3.2     823    3.2   2,396     3.3   2,534    3.5
Net income (loss)                                 35     0.1   (192)  (0.8)     159     0.2   (900)  (1.2)

Detrex Corporation and its consolidated subsidiaries (the Company) reported net income of $34,814 for the third quarter of 1996, compared to a net loss of $192,070 for the third quarter of 1995. For the nine month period, the Company earned $158,993, compared to a net loss of $899,830 in 1995. The year-to-year improvement is $1,058,823.

Net sales for the nine months were $73.4 million compared to $72.8 million last year. Increased sales from the Company's equipment division and lubricants subsidiary were partially offset by lower sales in the Company's solvents and environmental services division and its industrial furnace division.

Cost of sales as a percent of sales was approximately the same in both years. Gross margin percentages were 22.7% for the first nine months of 1996, compared to 22.4% for the first nine months of 1995.

The decrease in selling, general and administrative expenses in 1996 is attributable to the cost cutting activities that took place in 1995 and the reduction in termination costs.

The provision for depreciation and amortization is approximately the same as the prior year for all of the Company's current business units, with the overall reduction primarily attributable to no depreciation in 1996 on a former production facility which is being held for sale.

Interest expense is higher in 1996 when compared to 1995, reflecting higher rates.

Income tax expense in 1996 reflects state and local expense and a federal income tax credit reflecting the recognition of a rate differential resulting from the carry-back of certain components of prior year net operating losses to tax years in which the statutory rate was 46%.

DETREX CORPORATION


Liquidity, Financial Condition, and Capital Resources

The Company utilized a combination of internally generated funds and receipt of federal income tax refunds to finance its activities during the first nine months of 1996. On June 13, 1996, the Company finalized a new Revolving Credit Agreement with Comerica Bank. The new agreement contains, among other provisions, requirements for maintaining defined levels of tangible net worth and various financial statement ratios, including working capital, debt to equity, and cash coverage ratios. The credit facility is collateralized by the Company's inventory, accounts receivable, certain fixed assets, and stock of subsidiaries. Borrowings under the former credit facility were $8.5 million at December 31, 1995; borrowings under the new facility were $7.8 million at September 30, 1996.

Working capital was $7.5 million at September 30, 1996 compared to $6.3 million at December 31, 1995. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.


Other

On October 21, 1996, Detrex and Atmosphere Furnace Company (Atmosphere) completed the sale of the Pacific Industrial Furnace Company division of Detrex to Atmosphere. At the same time, Detrex entered into a consulting agreement with Atmosphere which provides that Detrex will provide certain services to Atmosphere over the next four years. The effects of the transaction will be reported in the fourth quarter.

DETREX CORPORATION

                          PART II - OTHER INFORMATION

Item 6             EXHIBITS AND REPORTS ON FORM 8-K

(b) No reports on Form 8-K have been filed for the quarter ended September 30, 1996.

DETREX CORPORATION



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DETREX CORPORATION

Date     10/28/96                        /s/ E.R. Rondeau
         --------                        ---------------------------------------
                                         E.R. Rondeau
                                         Controller and Chief Accounting Officer



Date     10/28/96                        /s/ G.J. Israel
         --------                        ---------------------------------------
                                         G.J. Israel
                                         Vice President - Finance and Chief
                                         Financial Officer

                                Exhibit Index


Exhibit Number            Description
--------------            -----------
     27              Financial Data Schedule
