Form 10-K405
period 1996-12-31
DETREX CORPORATION
filed 1997-03-24
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          -----------------------------------------------------

                                       or

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------------

Commission file number 0-784
                       ---------------------------------------------------------


                             DETREX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                           38-0480840
------------------------------------                   -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


24901 Northwestern Hwy, Suite 500, Southfield, Michigan            48075
-------------------------------------------------------        ------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           (810) 358-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
      Title of each class                                which registered
-------------------------------                  ------------------------------
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
                                            Yes   X        NO
                                                -----         -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                                 FORM 10-K

The aggregate market value (based upon the NASDAQ Closing Price) of Common Capital Stock on March 14, 1997 of Detrex Corporation held by nonaffiliates was approximately $12,271,459.


The number of shares of Common Capital Stock, $2 Par Value, outstanding on March 14, 1997 was 1,583,414.

Documents incorporated by reference:

                                                        Part and Item Number
                                                          of Form 10-K into
          Document                                        which Incorporated
          ---------                                   --------------------------

1.       Detrex Corporation                           Part II Items 5 through 8
         Annual Report to                             Part IV, Item 14
         Shareholders for the year
         ended December 31, 1996

2.       Detrex Corporation                           Part III, Items 10, 11, 12
         Notice of Annual                             and 13
         Meeting of Shareholders
         and Proxy Statement for
         the Annual Meeting of
         Shareholders to be held
         April 24, 1997

                                                                       FORM 10-K

                                     PART I

ITEM 1. BUSINESS

Detrex Corporation was incorporated in Michigan in 1925. Detrex Corporation and its subsidiaries (the Company) operate predominantly in a single industry, chemicals and allied products, services, and supply processes for use by manufacturing and service industries and is comprised of the following operations:

   Detrex Corporation - a specialty chemicals company

   - Equipment Division - designs, engineers and sells industrial parts cleaning equipment

   - Solvents Division - distributes and recycles parts cleaning solvents and disposes industrial wastes

   - RTI Laboratories - provides analytical and environmental laboratory services

   - Automation Division - engineers and sells automation and material handling equipment

   Subsidiaries of Detrex Corporation

   - The Elco Corporation - produces petroleum additives, pharmaceutical intermediates, and hydrochloric acid

   - Harvel Plastics, Inc. - manufactures PVC and CPVC pipe and custom extrusions

   - Seibert-Oxidermo, Inc. - produces industrial and automotive paint and other coatings

The products are primarily sold by sales-service engineers and most sales are direct to industrial users. Net sales by product line for each of the last five years are set forth below:

                                                               Product Line
                                                   --------------------------------
                                                   Chemical
                                                   Products          Chemical
                                                   and Services      Equipment           Total
                                                   ------------     -----------      ------------------
                 1996                              $78,017,582      $18,807,854        $96,825,436
                 1995                               77,698,771       16,603,228         94,301,999
                 1994                               79,975,998       20,120,445        100,096,443
                 1993                               85,895,760       19,682,709        105,578,469
                 1992                               79,326,021       17,428,137         96,754,158

Of the $78 million included in 1996 Chemical Products and Services sales, approximately $15.0 million (19%) represent sales by the Company's solvents division, $13.4 million (17%) represent sales by its paint subsidiary, $22.3 million (29%) represent sales by its lubricants subsidiary, $26.3 million (34%) represent sales by its plastic pipe subsidiary and $1 million (1%) represent sales of other related chemical products and services.

All of the Company's business units operate in highly competitive markets which are mainly national in scope, although approximately 12% of the business is done internationally principally by its lubricants subsidiary and its plastic pipe subsidiary. Generally, for all products there are numerous competitors with no one company or a small number of companies being dominant. The Company operates in niche markets and its principal methods of competition in various markets include service, price and quality, depending on the market serviced. No material part of the business is dependent upon a single customer or a few customers.

                                                                       FORM 10-K

ITEM 1. BUSINESS (Continued)


The backlog of orders at any one time is generally not significant to the Company's business. At December 31, 1996, the Company's backlog of Equipment orders was approximately $4.0 million and the Company expects to complete all of these orders in the first half of 1997. During 1996, the Company sold its industrial furnace division so the backlog of equipment orders is lower than in previous years. For a discussion of the sale of this division, see Note 9 to the Consolidated Financial Statements and Management's Discussion and Analysis in the Annual Report.

Raw materials essential to the Company's various products are generally commodity materials and are readily available from competitive sources. The Company's solvents division is continuing to go through a major transition in the marketplace, primarily because of the phasing out of certain ozone depleting solvents and other regulatory actions. As a result, the division is increasingly marketing substitutes for such solvents, including aqueous based cleaners, is expanding its permits to enable it to handle more waste codes, and is becoming involved in the parts cleaning business.

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

The approximate dollar amounts spent during 1996, 1995, and 1994 on research sponsored by the Company were $1,114,000, $1,272,000 and $1,784,000, respectively. The number of professional employees engaged in such activities were 15 for 1996, 17 for 1995, and 28 for 1994.

There are no customers to which sales were made in an amount which equals ten percent or more of consolidated revenues.

The Company does not expect to incur significant capital expenditures for environmental compliance in 1997. However, the Company does expect to continue to incur significant professional fees and expenses in connection with its environmental compliance efforts. The Company maintains an environmental reserve which at December 31, 1996 totaled $10.3 million, of which $1.0 million is estimated to be spent in 1997. A more detailed discussion of environmental matters is included under Item 3 - Legal Proceedings and in Management's Discussion and Analysis in the Annual Report.

The Company employed 345 persons as of December 31, 1996.

The Company is not engaged in manufacturing operations in foreign countries; however, 12% of its sales are derived from customers in foreign countries.

                                                                       FORM 10-K

ITEM 1. BUSINESS (Concluded)

The Company utilized a combination of internally generated funds and receipt of federal income tax refunds to finance its activities during 1996. As of December 31, 1996, working capital was $8.5 million compared to $6.3 million at December 31, 1995. For a discussion of the Company's credit agreement, see
Note 5 to the Consolidated Financial Statements and Management's Discussion and Analysis in the Annual Report.


ITEM 2. PROPERTIES

The Company's administrative offices are located in approximately 7,500 square feet of leased space at 24901 Northwestern Hwy., Suite 500, Southfield, Michigan.

Detrex and its subsidiaries conduct manufacturing and research operations in numerous locations of which ten are owned as follows:

1) A 70,000 square foot inactive plant in Redford Township, Michigan is located on seven acres of land. There are above ground storage facilities for raw materials and finished products. The plant is currently listed for sale.

2) A plant located on 57 acres in Ashtabula, Ohio is used in connection with the manufacture of hydrochloric acid, reagent grade chemicals, pharmaceutical intermediates and N-methyl pyrrole.

3) The Company's lubricants subsidiary manufactures gear and oil additives in a plant located in Cleveland, Ohio on 5 acres of land and 59,000 square feet of office, research and plant space. This plant is equipped with mixing and blending equipment and storage facilities. Additional manufacturing of additives is done in a plant consisting of 12,800 square feet at Hooven (Cincinnati), Ohio located on 3.6 acres of leased land. The company is negotiating for an extension to June 1998 of the current lease or possible purchase of the property, and has alternative plans for relocation if necessary.

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

                                                                       FORM 10-K

ITEM 2. PROPERTIES (Concluded)


6) The Company owns a building used as a research laboratory and office in Bowling Green, Kentucky. The plant formerly used for manufacturing in Bowling Green is currently listed for sale.

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

The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. The Company added $.8 million to the reserve in 1996, $.1 million in 1995 and $8.5 million in 1994. The amount of the reserve at December 31, 1996 and 1995 is $10.3 million and $10.2 million, respectively, which amounts were calculated without taking into consideration any possible insurance recoveries. The Company established a $.9 million receivable at December 31, 1996 to reflect a settlement whereby the Company will recover prior environmental costs incurred at a site where the Company formerly conducted business.

                                                                       FORM 10-K

ITEM 3. LEGAL PROCEEDINGS (Concluded)

The reserve includes a provision for the Company's anticipated share of remedial investigation and studies to determine sources of contamination and methods of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of the Fields Brook watershed and other sites. Some of these studies have been completed; others are ongoing. In many cases, the methods of remediation remain to be agreed upon.

The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts.

The Company is a defendant in an action brought by the Carrier Corporation in Superior Court for Los Angeles County, California. An order granting the Company Summary Judgement was reversed by an appellate court in late 1992. Carrier has alleged that a product manufactured by the Company has malfunctioned causing environmental damage to its property. The Court ordered that the trial be separated into two phases. The first phase proceeded to trial in October of 1994 and was completed in December of 1994. On March 29, 1995 the Court rendered its decision ruling, among other things that, the Company was negligent in connection with the design and installation of the product which constituted a defect in workmanship.

The second phase of the trial on the issue whether the defect found by the Court in the first phase caused Carrier's damages and the issue of contractual indemnity began in July, 1996 and was completed in September, 1996. On December 5, 1996 the Court rendered a Tentative Decision finding in favor of the Company and against Carrier and awarded costs of suit to the Company. The Court directed the Company to prepare and present a detailed Statement of Decision articulating additional findings and conclusions so long as they were not inconsistent with the Tentative Decision. The Company has complied with the Court's request but the Court has not yet signed a final Statement of Decision.

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

                                                                       FORM 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all executive officers of the registrant at March 24, 1997 and their positions and offices with the registrant are as follows:

                 Name and Age                                       Positions and Offices
                 ------------                                       ---------------------
W. C. King                        (52)                      Chairman and Chief Executive Officer (a)

T. E. Mark                        (44)                      President and Chief Operating Officer (b)

G. J. Israel                      (56)                      Vice President - Finance, Treasurer and Chief
                                                            Financial Officer (c)

R. M. Currie                      (43)                      Secretary and General Counsel (d)

E. R. Rondeau                     (62)                      Controller (e)

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

(c) Mr. Israel was elected Vice President - Finance and Chief Financial Officer on February 25, 1993 and Treasurer in 1994. Mr. Israel came to the Company from Chrysler Corporation where he served for 26 years in numerous financial positions. His most recent position was Vice President and Controller-Treasurer of Chrysler Canada Ltd.

(d) Mr. Currie joined the Company as General Counsel on July 16, 1993. He was named Secretary and General Counsel on November 1, 1994. Prior to joining the Company, Mr. Currie was engaged in private law practice.

(e) Mr. Rondeau served as Assistant Controller of the Company for more than five years before being elected Controller on March 25, 1993.

All officers of the Company are elected annually and hold office until their successors are chosen and qualify in their stead.

                                                                       FORM 10-K
                                    PART II
                             CROSS REFERENCE SHEET

                                                            Page (and caption) in 1996
                                                            Detrex Corporation
                 10-K Item                                  Annual Report to Shareholders*
                 ---------                                  ------------------------------
5.       Market for Registrant's Common
         Stock and Related Shareholder Matters:

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

6.       Selected Financial Data                            15- Selected Financial Data

7.       Management's Discussion and                        12-14 - Management's Discussion and
         Analysis of Financial Condition                            Analysis of Financial Condition
         and Results of Operations                                  and Results of Operations

8.       Financial Statements and Supplementary
         Data:
         -       Detrex Corporation Consolidated
                 Balance Sheets, December 31,
                 1996 and 1995                               4,5
         -       Consolidated Statements of
                 Operations and Retained Earnings
                 for the Years Ended December 31,
                 1996, 1995, and 1994                        3
         -       Consolidated Statements of Cash
                 Flows for the Years Ended
                 December 31, 1996, 1995, and 1994           6
         -       Notes to Consolidated Financial
                 Statements                                  7-11
         -       Independent Auditors' Report                2

         With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6 and 7, the Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

9.       Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                               Not Applicable

*        Detrex Corporation's Annual Report to Shareholders for the year ended
December 31, 1996 is incorporated herein as Exhibit 13 under Item 14(a) 3 of
Part IV.


                                                                       FORM 10-K
                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the information set forth under the caption "Election of Directors" in the Detrex Corporation Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held April 24, 1997. The information required for Executive Officers of the Company is included in Part I hereof.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information set forth under the caption "Executive Compensation and Other Transactions" in the Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

The information required by Item 12 is incorporated by reference from the information set forth under the caption "Election of Directors" in the Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the information set forth under the captions "Election of Directors" and "Executive Compensation and Other Transactions" in the Proxy Statement.

                                                                       FORM 10-K

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K

(a) 1.           All Financial Statements

                 Detrex Corporation and Subsidiaries (incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1996-see Part II)

(a) 2.           Financial Statement Schedules                        Page
                                                                      ----
                 Independent Auditors' Report                          15

                 Schedule II - Valuation and Qualifying
                 Accounts for the Years Ended December 31, 1996,
                 1995, and 1994.                                       16

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

                                                                       FORM 10-K

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

(a) 3.   Exhibits (Continued)

         10(e)   Employment Agreement - Joseph F. Schatt, is hereby
                 incorporated by reference to Commission file # 0-784
                 Annual Report on Form 10-K for the year ended December 31,
                 1993, as Exhibit 10(i)                                                               --

         10(f)   Employment Agreement - Robert M. Currie, is hereby
                 incorporated by reference to Commission file #0-784
                 Annual Report on Form 10-K for the year ended December 31,
                 1994, as Exhibit 10(g)                                                               --

         10(g)   Temporary Employment Agreement - William C. King, is hereby incorporated by reference to Commission file #0-784
                 Annual Report on Form 10-K for the year ended December 31,
                 1995 , as Exhibit 10(i)                                                               --

         10(h)   Employment Agreement - William C. King, is hereby
                 incorporated by reference to Commission file #0-784
                 Annual Report on Form 10-K for the year ended December 31,
                 1995, as Exhibit 10(j)                                                               --

         10(i)   Employment Agreement - Thomas E. Mark, is hereby
                 incorporated by reference to Commission file #0-784
                 Annual Report on Form 10-K for the year ended December 31,
                 1995, as Exhibit 10(k)                                                               --


                 Other Material Contracts

         10(j)   Revolving Credit Agreement and Amended Term Loan Agreement
                 dated March 11, 1994 in the aggregate amount of $12 Million                          --
                 is hereby incorporated by reference to Commission file #0-784
                 Annual Report on Form 10-K for the year ended December 31, 1993

         10(k)   First Amendment to Credit Agreement and Waiver, dated as of
                 December 31, 1994, is hereby incorporated by reference to
                 Commission file #0-784 Annual Report on Form 10-K for the year
                 ended December 31, 1994 as Exhibit 10(j)                                             --

                                                                       FORM 10-K
                              PART IV (CONCLUDED)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Concluded)

(a) 3.  Exhibits (Concluded)

         10(l)   Forbearance Letter from Comerica Bank as agent for Comerica Bank and NBD Bank dated as of March 22, 1996, is hereby incorporated by reference to Commission file #0-784 Annual Report on Form 10-K
                 for the year ended December 31, 1995 as Exhibit 10(n)                                --

         10(m)   Commitment Letter from Comerica Bank dated March 22, 1996, is hereby incorporated by reference to Commission file #0-784
                 Annual Report on Form 10-K for the year ended December 31, 1995                      --
                 as Exhibit 10(o)

         10(n)   Credit Agreement with Comerica Bank dated as of June 13, 1996, is hereby incorporated by reference to Commission file #0-784 Quarterly Report
                 on Form 10-Q for the quarter ended June 30, 1996 as Exhibit 10(p)                    --

         10(o)   First Amendment to Comerica Credit Agreement, dated  as of                   Attached as
                 December 5, 1996                                                             an Exhibit

         10(p)   Term Sheet with Comerica Bank dated February 27, 1997 outlining              Attached as
                 new term loan and reaffirmation of existing revolving credit note            an Exhibit

         13      Annual Report to Shareholders for the year ended December 31, 1996           Attached as
                                                                                              an Exhibit

         21      Subsidiaries of the Registrant                                               Attached as
                                                                                              an Exhibit
                 Consents of Experts and Counsel

         23      Consent of Auditors                                                          Attached as
                                                                                              an Exhibit

         27      Financial Data Schedule                                                      Attached as
                                                                                              an Exhibit

(b)      No Form 8-K was filed in the fourth quarter of 1996

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Detrex Corporation:

We have audited the consolidated financial statements of Detrex Corporation and its subsidiaries (the "Company") as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 27, 1997; such consolidated financial statements and report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Detrex Corporation and its subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Detroit, Michigan
February 27, 1997

                      DETREX CORPORATION AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

                                                                       FORM 10-K

                                                                     SCHEDULE II

DETREX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                             Additions
                                                   ----------------------------
                                  Balance          Charged to       Charged                               Balance
                                  Beginning        Costs and        to Other                              at End
         Description              of Year          Expenses         Accounts         Deductions           of Year
         ------------            -----------       ---------        ----------       ----------          ---------
Year Ended December 31, 1996
----------------------------

Inventory Valuation Reserves      $330,251           67,446                           220,788             $176,909

Finished Machines Valuation
Reserves                          $398,950                            7,927            63,570             $343,307

Allowance for Uncollectible
Accounts                          $458,693          226,905                           290,999             $394,599

Year Ended December 31, 1995
----------------------------

Inventory Valuation Reserves      $235,617          221,458          158,441          285,265             $330,251

Finished Machines Valuation
Reserves                          $899,332           30,000                           530,382             $398,950

Allowance for Uncollectible
Accounts                          $329,634          546,991                           417,932             $458,693

Year Ended December 31, 1994
----------------------------

Inventory Valuation Reserves      $876,783           74,548                           715,714             $235,617

Finished Machines Valuation
Reserves                          $934,169                                             34,837             $899,332

Allowance for Uncollectible
Accounts                          $240,171          229,738                           140,275             $329,634


                                                                       FORM 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Detrex Corporation
                                       ---------------------------------
                                                   (Registrant)

Date  March 24, 1997                    By  W. C. King
                                           --------------------------
                                            W. C. King
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this twenty-fourth day of March 1997 by the following persons on behalf of the Registrant and in the capacities indicated.



          Signature                                       Title
          ---------                                       -----

         W. C. King                             Chairman and Chief Executive
      ------------------------                  Officer
         W. C. King

         T. E. Mark                             President and Chief Operating
      ------------------------                  Officer
         T. E. Mark

         G. J. Israel                           Vice President, Treasurer and
      ------------------------                  Chief Financial Officer
         G. J. Israel

         E. R. Rondeau                          Controller and Chief Accounting
      ------------------------                  Officer
         E. R. Rondeau

         B. W. Cox                              Director
      ------------------------
         B. W. Cox

         R. A. Emmett, III                      Director
      ------------------------
         R. A. Emmett, III

         J. F. Mangold                          Director
      ------------------------
         J. F. Mangold

         B. W. McCleary                         Director
      ------------------------
         B. W. McCleary

         A. R. Thalacker                        Director
      ------------------------
         A. R. Thalacker


         J. D. Withrow                          Director
      ------------------------
         J. D. Withrow

                      DETREX CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX





Exhibit No.                     Description
-----------                     -----------

10(o) First Amendment to Comerica Credit Agreement, dated as of December 5, 1996

10(p) Term Sheet with Comerica Bank dated February 27, 1997 outlining new term loan and reaffirmation of existing revolving credit note

13                      Annual Report to Shareholders for the year ended
                        December 31, 1996

21                      Subsidiaries of the Registrant

23                      Consent of Auditors

27                      Financial Data Schedule