Form 10-Q
period 1997-03-31
DETREX CORPORATION
filed 1997-04-28
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997                  Commission file number  0-784
                               -----------------------------                             -----------

                               DETREX CORPORATION
----------------------------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Michigan                                                                   38-0480840
------------------------------------                                              ------------------
     (State or other jurisdiction of                                               (I.R.S. Employer
     incorporation or organization)                                               Identification No.)

24901 Northwestern Hwy., Ste. 500, Southfield, MI                                         48075
------------------------------------------------------                           --------------------
     (Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, including area code                                   (810) 358-5800

Securities registered pursuant to section 12(b) of the Act:

                                                                              Name of each exchange on
              Title of each class                                                  which registered
              -------------------                                             --------------------------
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

                                           YES    X        NO
                                               -------        -------
As of April 25, 1997  1,583,414 shares of the registrant's stock were
      --------------
outstanding.

DETREX CORPORATION
                                     INDEX


   PART I              FINANCIAL INFORMATION                             PAGE
   ------              ---------------------                             ----

               Item 1  Condensed Consolidated Balance Sheets-
                       March 31, 1997 and December 31, 1996               3

                       Condensed Consolidated Unaudited Statements
                       of Operations For the Three Months
                       Ended March 31, 1997 and 1996                      4

                       Consolidated Unaudited Statements of Cash Flows-
                       Three Months Ended March 31, 1997 and 1996         5

                       Notes to Condensed Consolidated Unaudited
                       Financial Statements                               6

               Item 2  Management's Discussion and Analysis of
                       Interim Financial Information                      7-8


   PART II             OTHER INFORMATION
   -------             -----------------

               Item 6  Exhibits and Reports on Form 8-K                   9


   SIGNATURES                                                             10


DETREX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                       UNAUDITED            AUDITED
                                                                   March 31,   1997    December  31, 1996
                                                                  -------------------  ------------------
ASSETS
------
Current Assets:
Cash and cash equivalents                                                 $ 1,630,132         $ 1,311,045
Accounts receivable (less allowance for uncollectible accounts
  of $338,000 in 1997 and $395,000 in 1996)                                15,554,625          15,203,184
Refundable U.S. income taxes                                                       --           1,003,827
Note receivable                                                                    --           1,562,665
Inventories:
    Raw materials                                                           3,519,815           3,005,399
    Work in process                                                           198,040             284,392
    Finished goods                                                          6,257,339           5,768,376
                                                                          -----------         -----------
            Total Inventories                                               9,975,194           9,058,167
Prepaid expenses and other                                                    626,646             878,263
Deferred income taxes                                                         760,104             759,063
                                                                          -----------         -----------
            Total Current Assets                                           28,546,701          29,776,214

Land, buildings, and equipment-net                                         19,852,720          19,374,051
Land, buildings, and equipment held for sale or lease                       2,820,125           2,820,125
Prepaid pensions                                                            1,280,886           1,280,886
Deferred income taxes                                                       1,242,156           1,367,265
Other assets                                                                  944,539             973,858
                                                                          -----------         -----------
                                                                          $54,687,127         $55,592,399
                                                                          ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
Loans payable                                                             $ 5,534,065         $ 5,627,453
Current maturities of capital leases                                          396,648             385,366
Accounts payable                                                            9,490,264          11,123,341
Environmental reserve                                                       1,027,000           1,027,000
Accrued compensation                                                          508,785             699,520
Other accruals                                                              2,865,120           2,398,802
                                                                          -----------         -----------
            Total Current Liabilities                                      19,821,882          21,261,482

Long term portion of capital lease obligations                                686,142             393,800
Accrued postretirement benefits                                             4,383,584           4,293,584
Environmental reserve                                                       9,202,191           9,244,297
Accrued pensions and other                                                  1,334,103           1,344,330
Minority interest                                                           1,814,567           1,746,236
Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
  outstanding 1,583,414 shares                                              3,166,828           3,166,828
Additional paid-in capital                                                     22,020              22,020
Retained earnings                                                          14,255,810          14,119,822
                                                                          -----------         -----------
            Total Stockholders' Equity                                     17,444,658          17,308,670
                                                                          -----------         -----------
                                                                          $54,687,127         $55,592,399
                                                                          ===========         ===========

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF
OPERATIONS


                                                            Three Months Ended
                                                                 March 31
                                                           1997                    1996
                                                        ------------            ------------
Net sales                                               $23,161,212             $23,999,570
Cost of sales                                            17,492,883              18,424,903
Selling, general and administrative expenses              4,322,463               4,681,597
Provision for depreciation and amortization                 786,717                 798,390
Other income and deductions                                 (39,885)               (145,738)
Minority interest                                            68,332                  57,282
Interest expense                                            193,472                 247,560
                                                        -----------             -----------

Income (loss) before income taxes                           337,230                 (64,424)

Provision (credit) for income taxes                         201,242                 (75,624)
                                                        -----------             -----------

Net income                                              $   135,988             $    11,200
                                                        ===========             ===========

Net income per common share                             $       .09             $       .01
                                                        ===========             ===========

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                                                               4

DETREX CORPORATION

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS



                                                                                                 Three Months Ended
                                                                                                       March 31
                                                                                             --------------------------
                                                                                                 1997          1996
                                                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                               $   135,988   $    11,200
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                          786,717       798,390
          (Gain)/ Loss on disposal of property                                                    (2,161)       18,446
          Deferred income taxes                                                                  124,068        (7,823)
          Minority interest                                                                       68,332        57,281
    Changes to operating assets and liabilities that provided (used) cash:
          Accounts receivable                                                                   (351,441)   (2,800,828)
          Refundable U.S. income taxes                                                         1,003,827     1,697,866
          Note receivable                                                                      1,562,665            --
          Inventories                                                                           (917,027)   (1,014,978)
          Prepaid expenses and other                                                             251,617       329,628
          Other assets                                                                            25,821        18,151
          Accounts payable                                                                    (1,633,077)      660,385
          Environmental reserve                                                                  (42,106)     (453,027)
          Accrued compensation                                                                  (190,735)     (194,468)
          Other accruals                                                                         456,090       477,026
          Postretirement benefits                                                                 90,000        90,000
                                                                                             -----------   -----------
               Total adjustments                                                               1,232,590      (323,951)
                                                                                             -----------   -----------
               Net cash provided by (used in) operating activities                             1,368,578      (312,751)
                                                                                             -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                        (831,823)     (202,387)
    Proceeds from disposal of property                                                                --         1,887
                                                                                             -----------   -----------
               Net cash used in investing activities                                            (831,823)     (200,500)
                                                                                             -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of short-term bank debt - net                                                      (93,388)     (500,000)
    Principal payments under capital lease obligations                                          (124,280)     (160,672)
                                                                                             -----------   -----------
               Net cash used in financing activities                                            (217,668)     (660,672)
                                                                                             -----------   -----------
Net increase (decrease) in cash and cash equivalents                                             319,087    (1,173,923)
Cash and cash equivalents at beginning of period                                               1,311,045     2,764,360
                                                                                             -----------   -----------
Cash and cash equivalents at end of period                                                   $ 1,630,132   $ 1,590,437
                                                                                             ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                             $   194,128   $   269,425
        Income taxes                                                                         $    61,000   $    77,250
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Capital lease obligations incurred with the acquisition of equipment                     $   481,851   $   177,900
    Capital lease terminations                                                               $    53,947   $    47,369

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the periods presented. Certain amounts for 1996 have been reclassified to conform with 1997 classifications. The information furnished for the three months may not be indicative of results to be expected for the full year.

2. The Environmental Protection Agency ("EPA") has notified the Company and at least seventeen other companies that they may be potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The EPA issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task at an estimated total cost for all companies of $48,000,000. The Company and the other potentially responsible parties have expressed their disagreement with this recommendation and are continuing to negotiate with the EPA as to how best to effect the clean up operation. The Company believes that the Fields Brook remedial investigation and feasibility studies referred to below will be an important factor in the negotiation with the EPA.

     The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including property owned by the Company. The Company added $.8 million to the reserve in 1996, $.1 million in 1995, and $8.5 million in 1994. The amount of the reserve at March 31, 1997 is $10.2 million, which amount was calculated without taking into consideration any possible insurance recoveries.

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

DETREX CORPORATION




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):




                                                   THREE MONTHS ENDED
                                              ----------------------------
                                                        March 31
                                                      -------------
                                                  1997           1996
                                              -------------  -------------
                                              $         %     $       %
                                              -         -     -       -
Sales                                         23,161  100.0  24,000  100.0

Gross margin                                   5,668   24.5   5,574   23.2

Selling, general and administrative expenses   4,322   18.7   4,682   19.5

Depreciation and amortization                    787    3.4     798    3.3

Net income (loss)                                136    0.6      11    .04


Detrex Corporation and its consolidated subsidiaries (the Company) reported net income of $135,988 for the first quarter of 1997 compared to $11,200 net income for the first quarter of 1996. This is the fifth consecutive profitable quarter for the Company and a quarter in which all seven operating units were profitable.

Net sales for the three months were slightly less than the same period last year as a result of a division having been sold in the fourth quarter of 1996. Partially offsetting this were sales increases at the Company's paint subsidiary, Seibert-Oxidermo, and its plastic pipe subsidiary, Harvel Plastics.

The overall gross margin for the Company improved to 24.5% from the 23.2% level last year. The major reason for the increase was improved margins at the Company's Solvents and Environmental Services Division.

The decrease in selling, general and administrative expenses is primarily attributable to a division being sold in the fourth quarter of 1996 and the cost cutting activities that took place at the Company's Solvents and Environmental Services Division.

The provision for depreciation and amortization is approximately the same as the prior year for all of the Company's business units.

Interest expense is lower in 1997 than in 1996 due to the lower level of borrowings.

Income tax expense in 1997 reflects the normal provision for federal, state and local income taxes. The credit in 1996 reflects the normal provisions, offset by a credit reflecting a rate differential resulting from the carryback of certain components of net operating losses to tax years in which the statutory rate was 46%.

DETREX CORPORATION


Liquidity, Financial Condition, and Capital Resources

The Company utilized a combination of internally generated funds and the collection of a note from the sale of a division to finance its activities during the first three months of 1997. At the end of March, the Company received a federal income tax refund of approximately $1.0 million.

Also during the quarter, the Company formalized the commitment it had received from Comerica Bank extending its current credit facility to May 1, 1998 and providing for an additional $2.0 million term loan facility. Borrowings under the facility at March 31, 1997 were $5.5 million; there were no borrowings under the term loan portion.

Working capital was $8.7 million at March 31, 1997 compared to $6.5 million at March 31, 1996 and $8.5 million at December 31, 1996. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.


Other

The Company implemented AICPA Statement of Position 96-1, Environmental Remediation Liabilities. Implementation had no material impact on the results of operations or the Company's consolidated financial position.

The Company will be required to adopt Statement of Financial Accounting Standards No. 128, Earnings per Share, in the fourth quarter of 1997. Implementation is not expected to have a significant impact on the Company's earnings per share.

DETREX CORPORATION

                          PART II - OTHER INFORMATION

Item 6          EXHIBITS AND REPORTS ON FORM 8-K

(a) 10(q) - Second Amendment to Comerica Credit Agreement, dated as of March 31, 1997.

(b)             No reports on Form 8-K have been filed for the quarter ended
                March 31, 1997.

DETREX CORPORATION



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DETREX CORPORATION

Date 4/28/97                /s/ E.R. Rondeau
     --------------         ---------------------------------------------------
                            E.R. Rondeau
                            Controller and Chief Accounting Officer



Date 4/28/97                /s/ G.J. Israel
    ---------------         ---------------------------------------------------
                            G.J. Israel
                            Vice President - Finance and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit
  No.                                   Description
-------                                 -----------
10(q)                                   Second Amendment to Credit Agreement

27                                      Financial data schedule