Form 10-Q
period 1997-06-30
DETREX CORPORATION
filed 1997-07-31
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997 Commission file number 0-784


                               DETREX CORPORATION
           (Exact name of registrant as specified in its charter)


         Michigan                                   38-0480840
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

24901 Northwestern Hwy., Ste. 500, Southfield, MI      48075
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (248) 358-5800

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

                                               YES       X      NO
                                                   -----------     -----------

As of July 31, 1997 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION

                                               INDEX

PART I                            FINANCIAL INFORMATION                                 PAGE
------                            ---------------------                                 ----

                          Item 1  Condensed Consolidated Balance Sheets-
                                  June 30, 1997 and December 31, 1996                   3

                                  Condensed Consolidated Unaudited Statements
                                  of Operations For the Three and Six Months
                                  Ended June 30, 1997 and 1996                          4

                                  Consolidated Unaudited Statements of Cash Flows-
                                  Six Months Ended June 30, 1997 and 1996               5

                                  Notes to Condensed Consolidated Unaudited
                                  Financial Statements                                  6

                          Item 2  Management's Discussion and Analysis of
                                  Interim Financial Information                         7-8


PART II                           OTHER INFORMATION
-------                           -----------------

                          Item 4  Submission of Matters to Vote of Security Holders     9

                          Item 6  Exhibits and Reports on Form 8-K                      9


SIGNATURES                                                                              10

DETREX CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    UNAUDITED          AUDITED
                                                                    June 30,   1997    December  31, 1996
                                                                    ---------------    ------------------

ASSETS
------

Current Assets:

Cash and cash equivalents                                           $  565,480       $  1,311,045

Accounts receivable (less allowance for uncollectible accounts

      of $360,000 in 1997 and $395,000 in 1996)                     16,174,397         15,203,184

Refundable U.S. income taxes                                                --          1,003,827

Note receivable                                                             --          1,562,665

Inventories:

           Raw materials                                             3,285,886          3,005,399

           Work in process                                             174,482            284,392

           Finished goods                                            5,559,582          5,768,376
                                                                   ------------       -----------

                              Total  Inventories                     9,019,950          9,058,167

Prepaid expenses and other                                             627,891            878,263

Deferred income taxes                                                  760,104            759,063
                                                                   ------------       -----------

                              Total Current Assets                  27,147,822         29,776,214


Land, buildings, and equipment-net                                  20,297,721         19,374,051

Land, buildings, and equipment held for sale or lease                2,570,125          2,820,125

Prepaid pensions                                                     1,309,918          1,280,886

Deferred income taxes                                                1,267,654          1,367,265

Other assets                                                           975,744            973,858
                                                                   ------------       -----------
                                                                   $53,568,984        $55,592,399
                                                                   ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


Current Liabilities:

Loans payable                                                     $  5,093,111       $  5,627,453

Current maturities of capital leases                                   363,699            385,366

Accounts payable                                                     8,768,340         11,123,341

Environmental reserve                                                1,027,000          1,027,000

Accrued compensation                                                   707,261            699,520

Other accruals                                                       2,921,875          2,398,802
                                                                  ============       ============


                               Total Current Liabilities            18,881,286         21,261,482


Long term portion of capital lease obligations                         659,068            393,800

Accrued postretirement benefits                                      4,380,584          4,293,584

Environmental reserve                                                8,982,276          9,244,297

Accrued pensions and other                                           1,005,101          1,344,330

Minority interest                                                    1,880,430          1,746,236


Stockholders' Equity:

Common capital stock, $2 par value, authorized 4,000,000 shares,

         outstanding 1,583,414 shares                                3,166,828          3,166,828

Additional paid-in capital                                              22,020             22,020

Retained earnings                                                   14,591,391         14,119,822
                                                                   -----------        -----------

                              Total Stockholders' Equity            17,780,239         17,308,670
                                                                   -----------        -----------

                                                                   $53,568,984        $55,592,399
                                                                   ===========        ===========

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF
OPERATIONS



                                                                         Three Months Ended            Six Months Ended
                                                                              June 30                       June 30
                                                                         1997           1996           1997          1996
                                                                         ----           ----           ----          ----
                  Net sales                                           $23,715,780    $24,311,963    $46,876,992   $48,311,533


                  Cost of sales                                        17,859,102     18,464,911     35,351,985    36,889,814
                  Selling, general and administrative expenses          4,200,857      4,614,097      8,523,320     9,295,694
                  Provision for depreciation and amortization             825,953        787,343      1,612,670     1,585,733
                  Other income and deductions                             238,319       (161,449)       198,434      (307,187)
                  Minority interest                                        95,864         94,336        164,196       151,618
                  Interest expense                                        222,111        267,552        415,583       515,112
                                                                      -----------    -----------    -----------   -----------
                  Income before income taxes                              273,574        245,173        610,804       180,749
                  Provision (credit) for income taxes                     (62,007)       132,194        139,235        56,570
                                                                      -----------    -----------    -----------   -----------
                                                                      $   335,581    $   112,979    $   471,569   $   124,179
                                                                      ===========    ===========    ===========   ===========
                  Net income per common share                         $       .21    $       .07    $       .30   $       .08
                                                                      ===========    ===========    ===========   ===========



              SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                    Six Months Ended
                                                                                        June 30
                                                                                        -------
                                                                                   1997           1996
                                                                                 ---------      ---------

  CASH FLOWS FROM OPERATING ACTIVITIES:

            Net income                                                          $   471,569   $    124,179
            Adjustments to reconcile net income to net cash provided by operating activities:
                      Depreciation and amortization                               1,612,670      1,585,733
                      Loss on disposal of property                                  247,810         17,186
                      Deferred income taxes                                          98,570        312,876
                      Minority interest                                             134,194        121,617
            Changes to operating assets and liabilities that provided
            (used) cash:
                      Accounts receivable                                          (971,213)      (929,573)
                      Refundable U.S. income taxes                                1,003,827      3,040,772
                      Note receivable                                             1,562,665             --
                      Inventories                                                    38,217       (604,592)
                      Prepaid expenses and other                                    221,340        344,063
                      Other assets                                                   (8,882)        30,828
                      Accounts payable                                           (2,355,001)    (1,075,568)
                      Environmental reserve                                        (262,021)      (873,212)
                      Accrued compensation                                            7,741       (125,482)
                      Other accruals                                                183,844       (165,621)
                                                                                -----------   ------------
                      Postretirement benefits                                        87,000        180,000
                                                                                -----------   ------------
                                Total adjustments                                 1,600,761      1,859,027
                                                                                -----------   ------------
                                Net cash provided by operating activities         2,072,330      1,983,206
                                                                                -----------   ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                 (2,063,574)      (683,545)
            Proceeds from disposal of property                                        2,125          3,007
                                                                                -----------   ------------
                                 Net cash used in investing activities           (2,061,449)      (680,538)
                                                                                -----------   ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
            Repayment of short-term bank debt - net                                (534,342)    (2,169,425)
            Principal payments under capital lease obligations                     (222,104)      (310,672)
                                                                                -----------   -----------
                                 Net cash used in financing activities             (756,446)    (2,480,097)
                                                                                -----------   -----------
  Net (decrease) in cash and cash equivalents                                      (745,565)    (1,177,429)
  Cash and cash equivalents at beginning of period                                1,311,045      2,764,360
                                                                                -----------   -----------
  Cash and cash equivalents at end of period                                    $   565,480   $  1,586,931
                                                                                -----------   -----------

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
            Cash paid during the period for:
                      Interest                                                  $   402,661   $    643,848
                      Income taxes                                              $    90,544   $    117,132

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
           Capital lease obligations incurred with the acquisition of           $   556,665   $    177,900
           equipment
           Capital lease terminations                                           $   (90,960)  $    (47,369)





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

         The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including property owned by the Company. The Company added $.8 million to the reserve in 1996, $.1 million in 1995, and $8.5 million in 1994. The amount of the reserve at June 30, 1997 is $10.0 million, which amount was calculated without taking into consideration any possible insurance recoveries.

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

DETREX CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):


                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                June 30                             June 30
                                                -------                             -------
                                            1997               1996              1997               1996
                                            ----               ----              ----               -----

                                            $        %         $       %         $         %        $         %
                                            -        -         -       -         -         -        -         -
  Sales                                     23,716   100.0     24,312  100.0     46,877    100.0    48,312    100.0

  Gross margin                               5,857    24.7      5,847   24.0     11,525     24.6    11,422     23.6

  Selling, general and administrative        4,201    17.7      4,614   19.0      8,523     18.2     9,296     19.2
  expenses

  Depreciation and amortization                826     3.5        787    3.2      1,613      3.4     1,586      3.3

  Net income                                   336     1.4        113    0.5        472      1.0       124      0.3



Detrex Corporation and its consolidated subsidiaries (the Company) reported net income of $335,581 for the second quarter of 1997 compared to net income of $112,979 for the second quarter of 1996. For the six month period, the Company earned $471,569 compared to net income of $124,179 in 1996. The year-to-year improvement is $347,390. This is the sixth consecutive profitable quarter for the Company; all seven operating units were profitable in both the quarter and six month period.

Primarily as a result of selling a division in the fourth quarter of 1996, sales for the first six months were $1.4 million less than the comparable period last year. However, two of our subsidiaries, Seibert-Oxidermo and Harvel Plastics, had increases of $1.0 million and $1.2 million respectively.

The overall gross margin for the Company improved to 24.6% from the 23.6% level last year, reflecting productivity improvements at certain of the Company's business units.

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

Income tax expense for the first half of 1997 reflects state, local and federal income taxes, partially offset by an adjustment to the deferred tax valuation allowance that was established in 1995. Income tax expense in 1996 reflects the normal provisions, partially offset by a credit to reflect the recognition of a rate differential resulting from the carry-back of certain components of prior year net operating losses to tax years in which the statutory rate was 46%.

DETREX CORPORATION


Liquidity, Financial Condition, and Capital Resources

The Company utilized a combination of internally generated funds and the collection of a note from the sale of a division to finance its activities during the first six months of 1997. Borrowings under the Company's credit facility were reduced to $5.1 million at June 30, 1997, down $1.2 million from the $6.3 million level at June 30, 1996.

Working capital was $8.3 million at June 30, 1997 compared to $6.7 million at June 30, 1996 and $8.5 million at December 31, 1996. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.


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

DETREX CORPORATION

                         PART II - OTHER INFORMATION

Item 4          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The 72nd Annual Meeting of the Stockholders of Detrex Corporation was held in Southfield, Michigan on the 24th day of April 1997.

(b)             Election of Messrs. Emmett, McCleary and Thalacker as
                Directors of the Second Class to hold office for three year terms and until their successors have been elected and qualify:

                          Mr. Emmett       Mr. McCleary     Mr. Thalacker
                          ----------       ------------     -------------

                For        1,290,924        1,290,974        1,290,135
                Against       --               --               --
                Abstain      100,674          100,624          101,463


                Messrs. Cox, King, Mangold, Mark and Withrow continue as directors.

Item 6          EXHIBITS AND REPORTS ON FORM 8-K

(a)             None

(b)             No reports on Form 8-K have been filed for the quarter ended
                June 30, 1997.

DETREX CORPORATION



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DETREX CORPORATION

Date    7/31/97
     ----------                          ---------------------------------------
                                         E.R. Rondeau
                                         Controller and Chief Accounting Officer



Date    7/31/97
     ----------                          ---------------------------------------
                                         G.J. Israel
                                         Vice President - Finance and Chief
                                         Financial Officer

                                EXHIBIT INDEX



EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------

  27                                        Financial Data Schedule