Form 10-Q
period 1997-09-30
DETREX CORPORATION
filed 1997-10-29
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997  Commission file number 0-784


                               DETREX CORPORATION
      -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Michigan                                              38-0480840
-------------------------------                 -------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

24901 Northwestern Hwy., Ste. 500, Southfield,  MI                  48075
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (248) 358-5800
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

                           YES  X             NO
                               ---               ---

As of October 27, 1997 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION
                                     INDEX



   PART I              FINANCIAL INFORMATION                             PAGE
   ------              ---------------------                             ----
               Item 1  Condensed Consolidated Balance Sheets-
                       September 30, 1997 and December 31, 1996           3

                       Condensed Consolidated Unaudited Statements
                       of Operations For the Three and Nine Months
                       Ended September 30, 1997 and 1996                  4

                       Consolidated Unaudited Statements of Cash Flows-
                       Nine Months Ended September 30, 1997 and 1996      5

                       Notes to Condensed Consolidated Unaudited
                       Financial Statements                               6

               Item 2  Management's Discussion and Analysis of
                       Interim Financial Information                      7-8


   PART II             OTHER INFORMATION
   ------              -----------------

               Item 6  Exhibits and Reports on Form 8-K                   9


   SIGNATURES                                                             10


DETREX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       UNAUDITED            AUDITED
                                                                     September 30,        December  31,
                                                                  -------------------  ------------------
                                                                        1997                   1996
                                                                        ----                   ----
ASSETS
------

Current Assets:
Cash and cash equivalents                                                 $   628,662         $ 1,311,045
Accounts receivable (less allowance for uncollectible accounts
  of $370,000 in 1997 and $395,000 in 1996)                                16,035,492          15,203,184
Refundable U.S. income taxes                                                       --           1,003,827
Note receivable                                                                    --           1,562,665
Inventories:
     Raw materials                                                          3,197,764           3,005,399
     Work in process                                                          402,152             284,392
     Finished goods                                                         5,632,715           5,768,376
                                                                          -----------         -----------
          Total  Inventories                                                9,232,631           9,058,167
Prepaid expenses and other                                                    753,006             878,263
Deferred income taxes                                                         760,104             759,063
                                                                          -----------         -----------
          Total Current Assets                                             27,409,895          29,776,214
Land, buildings, and equipment-net                                         20,900,729          19,374,051
Land, buildings, and equipment held for sale or lease                       2,570,125           2,820,125
Prepaid pensions                                                            1,334,205           1,280,886
Deferred income taxes                                                       1,279,953           1,367,265
Other assets                                                                  946,698             973,858
                                                                          -----------         -----------
                                                                          $54,441,605         $55,592,399
                                                                          ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
Loans payable                                                             $ 5,435,718         $ 5,627,453
Current maturities of capital leases                                          318,264             385,366
Accounts payable                                                            9,717,205          11,123,341
Environmental reserve                                                       1,027,000           1,027,000
Accrued compensation                                                          625,260             699,520
Other accruals                                                              2,656,301           2,398,802
                                                                          -----------         -----------
          Total Current Liabilities                                        19,779,748          21,261,482
Long term portion of capital lease obligations                                575,643             393,800
Accrued postretirement benefits                                             4,423,846           4,293,584
Environmental reserve                                                       8,890,784           9,244,297
Accrued pensions and other                                                    894,329           1,344,330
Minority interest                                                           1,923,789           1,746,236

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
     outstanding 1,583,414 shares                                           3,166,828           3,166,828
Additional paid-in capital                                                     22,020              22,020
Retained earnings                                                          14,764,618          14,119,822
                                                                          -----------         -----------
          Total Stockholders' Equity                                       17,953,466          17,308,670
                                                                          -----------         -----------
                                                                          $54,441,605         $55,592,399
                                                                          ===========         ===========

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF
OPERATIONS


                                                             Three Months Ended                        Nine Months Ended
                                                                September 30                             September 30
                                                          1997                 1996                 1997                1996
                                                          ----                 ----                 ----                ----
Net sales                                             $22,908,478          $25,059,684         $69,785,470          $73,371,217
Cost of sales                                          17,046,097           19,420,920          52,398,082           56,310,734
Selling, general and administrative expenses            4,573,384            4,634,094          13,096,704           13,929,788
Provision for depreciation and amortization               849,161              810,682           2,461,831            2,396,415
Other income and deductions                                    98            (150,569)             198,532            (457,756)
Minority interest                                          73,359               58,590             237,555              210,208
Interest expense                                          189,260              241,500             604,843              756,612
                                                      -----------          -----------         -----------          -----------
Income before income taxes                                177,119               44,467             787,923              225,216
Provision for income taxes                                  3,892                9,653             143,127               66,223
                                                      -----------          -----------         -----------          -----------
Net income                                            $   173,227          $    34,814         $   644,796          $   158,993
                                                      ===========          ===========         ===========          ===========
Net income per common share                           $       .11          $       .02         $       .41          $       .10
                                                      ===========          ===========         ===========          ===========

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION


CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                     Nine Months Ended
                                                                                         September 30
                                                                                         ------------
                                                                                     1997          1996
                                                                                     ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $   644,796    $   158,993
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                             2,461,831      2,396,415
          Loss on disposal of property                                                250,459         18,446
          Deferred income taxes                                                        86,271        238,704
          Minority interest                                                           177,553        150,208
Changes to operating assets and liabilities that provided (used) cash:
          Accounts receivable                                                        (832,308)    (4,989,861)
          Refundable U.S. income taxes                                              1,003,827      3,040,772
          Note receivable                                                           1,562,665             --
          Inventories                                                                (174,464)      (425,939)
          Prepaid expenses and other                                                   71,938         87,316
          Other assets                                                                 16,666        (7,724)
          Accounts payable                                                         (1,406,136)     1,378,062
          Environmental reserve                                                      (353,513)      (955,620)
          Accrued compensation                                                        (74,260)      (211,300)
          Other accruals                                                             (192,502)      (941,567)
          Postretirement benefits                                                     130,262        270,000
                                                                                  -----------    -----------
               Total adjustments                                                    2,728,289         47,912
                                                                                  -----------    -----------
               Net cash provided by operating activities                            3,373,085        206,905
                                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (3,548,079)    (1,276,933)
     Proceeds from disposal of property                                                 2,125         21,151
                                                                                  -----------    -----------
               Net cash used in investing activities                               (3,545,954)    (1,255,782)
                                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of short-term bank debt - net                                         (191,735)      (654,130)
     Principal payments under capital lease obligations                              (317,779)      (460,671)
                                                                                  -----------    -----------
               Net cash used in financing activities                                 (509,514)    (1,114,801)
                                                                                  -----------    -----------
Net decrease in cash and cash equivalents                                            (682,383)    (2,163,678)
Cash and cash equivalents at beginning of period                                    1,311,045      2,764,360
                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                        $   628,662    $   600,682
                                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                                                $   584,989    $   891,917
          Income taxes                                                            $   182,429    $   209,254
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations incurred with the acquisition of equipment         $   556,665    $   293,310
     Capital lease terminations                                                   $  (124,147)   $  (370,254)


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

        The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including property owned by the Company. The Company added $.8 million to the reserve in 1996, $.1 million in 1995, and $8.5 million in 1994. The amount of the reserve at September 30, 1997 is $9.9 million, which amount was calculated without taking into consideration any possible insurance recoveries.

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

DETREX CORPORATION




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):




                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       September 30                   September 30
                                                      --------------                 --------------
                                                   1997           1996            1997           1996
                                              --------------  -------------  --------------  -------------
                                                   $    %          $    %         $    %          $    %
                                              ------  ------  ------  -----  ------  ------  ------  -----
Sales                                         22,908   100.0  25,060  100.0  69,785   100.0  73,371  100.0
Gross margin                                   5,862    25.6   5,639   22.5  17,387    24.9  17,060   23.3
Selling, general and administrative expenses   4,573    20.0   4,634   18.5  13,097    18.8  13,930   19.0
Depreciation and amortization                    849     3.7     811    3.2   2,462     3.5   2,396    3.3
Net income                                       173     0.8      35    0.1     645     0.9     159    0.2

Detrex Corporation and its consolidated subsidiaries (the Company) reported net income of $173,227 for the third quarter of 1997 compared to net income of $34,814 for the third quarter of 1996. For the nine month period, the Company earned $644,796 compared to net income of $158,993 in 1996. The year-to-year improvement is $485,803. This is the seventh consecutive profitable quarter for the Company; all seven operating units are profitable for the nine months ended September 30, 1997.

Sales for the nine months were $69.8 million, compared to $73.4 million a year ago. The decrease is the result of a division being sold in the fourth quarter of 1996. Partially offsetting this was an increase of $1.0 million from the Company's current operating units.

The overall gross margin for the Company improved to 24.9% from the 23.3% level last year, reflecting productivity improvements at certain of the Company's business units.

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

Income tax expense for the first nine months of 1997 reflects state, local and federal income taxes, partially offset by an adjustment to the deferred tax valuation allowance that was established in 1995. Income tax expense in 1996 reflects the normal provisions, partially offset by a credit to reflect the recognition of a rate differential resulting from the carry-back of certain components of prior year net operating losses to tax years in which the statutory rate was 46%.

DETREX CORPORATION


Liquidity, Financial Condition, and Capital Resources

The Company utilized a combination of internally generated funds, including the collection of a note from the sale of a division, to finance its activities during the first nine months of 1997. Borrowings under the Company's credit facility were reduced to $5.4 million at September 30, 1997, down $2.4 million from the $7.8 million level at September 30, 1996.

Working capital was $7.6 million at September 30, 1997 compared to $7.5 million at September 30, 1996 and $8.5 million at December 31, 1996. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.


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

DETREX CORPORATION

                          PART II - OTHER INFORMATION

Item 6          EXHIBITS AND REPORTS ON FORM 8-K

(a)             None

(b) No reports on Form 8-K have been filed for the quarter ended September 30, 1997.

DETREX CORPORATION



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DETREX CORPORATION

Date 10/27/97                           --------------------------------------
                                        E.R. Rondeau
                                        Controller and Chief Accounting Officer



Date 10/27/97                           --------------------------------------
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
