Form 10-K
period 1997-12-31
DETREX CORPORATION
filed 1998-03-23
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                          --------------------------------------


                                       or

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    -------------------

Commission file number 0-784
                       --------------------------------------------------------


                                     DETREX CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Michigan                                                        38-0480840
 -------------------------------                             -----------------
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

24901 Northwestern Hwy, Suite 500, Southfield, Michigan               48075
-------------------------------------------------------               -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code              (248) 358-5800
                                                             ------------------

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

                     Common Capital Stock, $2 Par Value
-------------------------------------------------------------------------------
                              (Title of Class)

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
                                                           Yes X  NO
                                                              ---   ---


Indicate  by a check  mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                                    FORM 10-K

The aggregate market value (based upon the NASDAQ Closing Price) of Common Capital Stock on March 12, 1998 of Detrex Corporation held by nonaffiliates was approximately $26,522,185.


The number of shares of Common Capital Stock, $2 Par Value, outstanding on March 12, 1998 was 1,583,414.

Documents incorporated by reference:

                                                     Part and Item Number
                                                     of Form 10-K into
               Document                              which Incorporated
               --------                              -------------------
1.       Detrex Corporation                          Part II Items 5 through 8
         Annual Report to                            Part IV, Item 14
         Shareholders for the year
         ended December 31, 1997

2.       Detrex Corporation                          Part III, Items 10, 11, 12
         Notice of Annual                            and 13
         Meeting of Shareholders
         and Proxy Statement for
         the Annual Meeting of
         Shareholders to be held
         April 23, 1998

                                                                  FORM 10-K

                                     PART I

ITEM 1. BUSINESS

Detrex Corporation was incorporated in Michigan in 1925. Detrex Corporation and its subsidiaries (the Company) operate predominantly in a single industry: chemicals and allied products, services, and supply processes for use by manufacturing and service industries and is comprised of the following operations:

         Detrex Corporation - a specialty chemicals company

       - Solvents and Environmental Services Division - distributes and recycles parts, cleaning solvents and industrial wastes

       - Equipment Division - designs, engineers and sells industrial parts cleaning equipment


       - Automation Division - engineers and sells automation and material handling equipment

       - RTI Laboratories - provides analytical and environmental laboratory services

         Subsidiaries of Detrex Corporation

       - Harvel Plastics, Inc. - manufactures PVC and CPVC pipe and custom extrusions


       - The Elco Corporation - produces lubricant additives, pharmaceutical intermediates, and hydrochloric acid

       - Seibert-Oxidermo, Inc. - produces industrial and automotive paint and other coatings

The products are primarily sold by sales-service engineers and most sales are direct to industrial users. Net sales by product line for each of the last five years are set forth below:

                                     Product Line
                             -------------------------------
                              Chemical
                              Products          Chemical
                             and Services       Equipment             Total
                            -------------       ------------       ------------
                1997        $ 83,466,537        $ 12,290,264        $ 95,756,801
                1996          78,017,582          18,807,854          96,825,436
                1995          77,698,771          16,603,228          94,301,999
                1994          79,975,998          20,120,445         100,096,443
                1993          85,895,760          19,682,709         105,578,469

Of the $83 million included in 1997 Chemical Products and Services sales, approximately $15.5 million (19%) represent sales by the Company's solvents division, $13.8 million (17%) represent sales by its paint subsidiary, $22.8 million (27%) represent sales by its lubricants subsidiary, $29.7 million (35%) represent sales by its plastic pipe subsidiary and $1.8 million (2%) represent sales of other related chemical products and services.

All of the Company's business units operate in highly competitive markets which are mainly national in scope, although approximately 12% of the Company's business in 1996 and 1997 was done internationally,

                                                                FORM 10-K



                               PART I (CONTINUED)
                               ------------------

ITEM 1. BUSINESS (Continued)

principally by its lubricants subsidiary and its plastic pipe subsidiary. Generally, for all products there are numerous competitors with no one company or a small number of companies being dominant. The Company operates in niche markets and its principal methods of competition in various markets include service, price and quality, depending on the market serviced. No material part of the Company's business is dependent upon a single customer or a few customers.

The backlog of orders at any one time is generally not significant to the Company's business. At December 31, 1997, the Company's backlog of Equipment orders was approximately $2.3 million and the Company expects to complete all of these orders in the first half of 1998.

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

The approximate dollar amounts spent during 1997, 1996, and 1995 on research sponsored by the Company were $1,365,000, $1,114,000 and $1,272,000, respectively. The number of professional employees engaged in such activities were 16 for 1997, 15 for 1996, and 17 for 1995.

There are no customers to which sales were made in an amount which equals ten percent or more of consolidated revenues.

The Company does not expect to incur significant capital expenditures for environmental compliance in 1998. However, the Company does expect to continue to incur significant professional fees and expenses in connection with its environmental compliance efforts. The Company maintains an environmental reserve which at December 31, 1997 totaled $9.6 million, of which $1.5 million is estimated to be spent in 1998. A more detailed discussion of environmental matters is included under Item 3 - Legal Proceedings and in Management's Discussion and Analysis in the Annual Report.

The Company employed 353 persons as of December 31, 1997.

The Company is not engaged in manufacturing operations in foreign countries; however, 12% of its sales were derived from customers in foreign countries.

                                                                   FORM 10-K

ITEM 1. BUSINESS (Concluded)

The Company utilized a combination of internally generated funds and the receipt of a federal income tax refund to finance its activities during 1997. As of December 31, 1997, working capital was $9.3 million compared to $8.5 million at December 31, 1996. For a discussion of the Company's credit agreement, see Note 5 to the Consolidated Financial Statements and Management's Discussion and Analysis in the Annual Report.


ITEM 2. PROPERTIES

The Company's administrative offices are located in approximately 7,500 square feet of leased space at 24901 Northwestern Hwy., Suite 500, Southfield, Michigan.

Detrex and its subsidiaries conduct manufacturing and research operations in numerous locations of which ten are owned as follows:

1) A 70,000 square foot inactive plant in Redford Township, Michigan is located on seven acres of land. The plant was sold as of March 17, 1998.

2) Facilities located on 57 acres in Ashtabula, Ohio are used in connection with the manufacture of hydrochloric acid, reagent grade chemicals, fine chemicals including pharmaceutical intermediates, N-methyl pyrrole, and zinc-based lubricant additives.

3) The Company's lubricants subsidiary, The Elco Corporation, manufactures gear and oil additives in a plant located in Cleveland, Ohio on 5 acres of land and 59,000 square feet of office, research and plant space. This plant is equipped with mixing and blending equipment and storage facilities. Additional manufacturing of additives is done in a plant consisting of 12,800 square feet at Hooven (Cincinnati), Ohio located on 3.6 acres of leased land. The current lease expires June 30, 1998 and the Company is negotiating an extension.

4) The Company's plastic pipe subsidiary, Harvel Plastics, Inc. ("Harvel"), manufactures plastic pipe in a plant located on 20 acres of land and 228,500 square feet of office and plant space located in Easton, Pennsylvania. Extruders and special dies are used to manufacture the plastic PVC pipe from resin. Production and warehouse facilities have been expanded several times since this subsidiary was acquired in 1968, and leased warehouse space has been added in California.

Harvel is planning to expand its manufacturing capacity in 1998 by leasing a new facility in California, which will be built to suit Harvel's warehouse and manufacturing needs. The lease was signed on January 30, 1998, and is scheduled to commence on July 1, 1998. The lease term is for an initial period of fifteen years expiring in the year 2013, with provision for three five year extensions.

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

                               ------------------

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

10) The Company owns a warehouse and sales office facility located in Indianapolis, Indiana. The building area is approximately 8,600 square feet and is located on one acre of land.


ITEM 3. LEGAL PROCEEDINGS

The Company and at least seventeen other companies are potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Environmental Protection Agency (`EPA') issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task. The Company and the other potentially responsible parties negotiated with the EPA as to how best to effect the clean up operation. After negotiation, an agreement was reached with the EPA on clean-up methodology. The Company's share of clean-up costs is anticipated to be in the range of approximately $3.0 to $3.5 million.

The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. The amounts of the reserve at December 31, 1997 and 1996 were $9.6 million and $10.3 million, respectively. The reserve includes a provision for the Company's anticipated share of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of other sites. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon.

                                                                      FORM 10-K

ITEM 3. LEGAL PROCEEDINGS (Concluded)


The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts. In addition, there are several claims and lawsuits pending against the Company and its subsidiaries.

The amount of liability to the Company with respect to costs of remediation of contamination of the Fields Brook watershed and of other sites, and the amount of liability with respect to the other claims and lawsuits against the Company, was based on available data. The Company has established its reserves in accordance with its interpretation of the principles outlined in Statement of Financial Accounting Standards No. 5 and Securities and Exchange Commission Staff Accounting Bulletin No. 92. In the event that any additional accruals should be required in the future with respect to such matters, the amounts of such additional accruals could have a material impact on the results of operations to be reported for a specific accounting period but should not have a material impact on the Company's consolidated financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                                                   FORM 10-K

                               PART I (CONTINUED)

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all executive officers of the registrant at March 23, 1998 and their positions and offices with the registrant are as follows:



            Name and Age                      Positions and Offices
            ------------                      ---------------------

W. C. King               (53)        Chairman and Chief Executive Officer (a)

T. E. Mark               (45)        President and Chief Operating Officer (b)

G. J. Israel             (57)        Vice President - Finance, Treasurer and
                                     Chief Financial Officer (c)

R. M. Currie             (44)        Secretary and General Counsel (d)

E. R. Rondeau            (63)        Controller (e)



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

(e) Mr. Rondeau served as Assistant Controller of the Company for more than five years before being elected Controller on March 25, 1993. Mr. Rondeau has announced his intention to retire on March 31, 1998.

All officers of the Company are elected annually and hold office until their successors are chosen and qualify in their stead.

                                                                      FORM 10-K
                                     PART II
                              CROSS REFERENCE SHEET



                                                      Page (and caption) in 1997
                                                           Detrex Corporation
                  10-K Item                         Annual Report to Shareholders*
                  ------------------                ------------------------------
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

6.       Selected Financial Data                     15- Selected Financial Data

7.       Management's Discussion and                 12-14 -  Management's
          Analysis of Financial Condition            Discussion and
          and Results of Operations                  Analysis of Financial
                                                     Condition
                                                     and Results of Operations

8.       Financial Statements and Supplementary
         Data:
         -        Detrex Corporation Consolidated
                  Balance Sheets, December 31,
                  1997 and 1996                      4,5
         -        Consolidated Statements of
                  Operations and Retained Earnings
                  for the Years Ended December 31,
                  1997, 1996, and 1995               3
         -        Consolidated Statements of Cash
                  Flows for the Years Ended
                  December 31, 1997, 1996, and 1995  6
         -        Notes to Consolidated Financial
                  Statements                         7-11
         -        Independent Auditors' Report       2

         With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6 and 7, the Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

9.       Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                        Not Applicable

* Detrex Corporation's Annual Report to Shareholders for the year ended December
31, 1997 is incorporated herein as Exhibit 13 under Item 14(a) 3 of Part IV.


                                                                     FORM 10-K
                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the information set forth under the caption "Election of Directors" in the Detrex Corporation Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held April 23, 1998. The information required for Executive Officers of the Company is included in Part I hereof.

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

                                                                      FORM 10-K

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K


(a) 1.       All Financial Statements

             Detrex Corporation and Subsidiaries (incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1997-see Part II)

(a) 2.       Financial Statement Schedules                                Page
                                                                          ----
             Independent Auditors' Report                                  15

             Schedule II - Valuation and Qualifying Accounts for the
             Years Ended December 31, 1997, 1996, and 1995.                16


Financial Statements and Financial Statement Schedules Omitted:


Other financial statement schedules are omitted because of the absence of the conditions under which they are required.

                                                                      FORM 10-K

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (Continued)

(a) 3.   Exhibits

         3(i)     Articles of Incorporation, as amended, are hereby                              --
                  incorporated by reference to Commission file #0-784,
                  Annual Report on Form 10-K for the year ended
                  December 31, 1987, as Exhibit 3(a)

         3(ii)    Bylaws, as amended, as of February 26, 1998                           Attached as
                                                                                         an Exhibit

         4        Shareholders Rights Plan is hereby incorporated by                             --
                  reference to Commission file #0-784 8-K Report dated
                  May 4, 1990, as Exhibit 4

                  Executive Compensation Plans and Arrangements

         10(a)    1993 Stock Option Plan is hereby incorporated by reference to                  --
                  Commission file # 0-784 1993 Proxy Statement dated
                  March 26, 1993, as Exhibit 10(a)

         10(b)    1993 Stock Option Plan for outside directors is hereby                         --
                  incorporated by reference to Commission file #0-784 1993
                  Proxy Statement dated March 2, 1993, as Exhibit 10(b)

         10(c)    1994 Stock-Cash Incentive Plan is hereby incorporated by                       --
                  reference to Commission file #0-784 Annual Report on Form 10-K for the year ended December 31, 1993, as Exhibit 10(c)

         10(d)    Employment Agreement - Gerald J. Israel, is hereby                             --
                  incorporated by reference to Commission file # 0-784
                  Annual Report on Form 10-K for the year ended
                  December 31, 1992 as Exhibit 10(h)


                                                                       FORM 10-K

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (Continued)

(a) 3.   Exhibits (Continued)


         10(e)    Employment Agreement - Robert M. Currie, is hereby                             --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1994, as Exhibit 10(g)

         10(f)    Temporary Employment Agreement - William C. King, is hereby                    --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1995, as Exhibit 10(i)

         10(g)    Employment Agreement - William C. King, is hereby                              --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1995, as Exhibit 10(j)

         10(h)    Employment Agreement - Thomas E. Mark, is hereby                               --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1995, as Exhibit 10(k)
                                                                                                 --


                  Other Material Contracts

         10(i)    Revolving Credit Agreement and Amended Term Loan Agreement                     --
                  dated March 11, 1994 in the aggregate amount of $12 Million is hereby incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31, 1993

         10(j)    First Amendment to Credit Agreement and Waiver, dated as of                    --
                  December 31, 1994, is hereby incorporated by reference to
                  Commission file #0-784 Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 10(j)



                                                                       FORM 10-K
                               PART IV (CONCLUDED)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (Concluded)

(a)   3. Exhibits (Concluded)

         10(k)    Credit Agreement with Comerica Bank dated as of                                         --
                  June 13, 1996 (the "Credit Agreement"), is hereby incorporated by reference to Commission file #0-784 Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1996 as Exhibit 10(p)

         10(l)    First Amendment to the Credit Agreement, dated                                          --
                  December 5, 1996 is hereby incorporated by reference to
                  Commission file #0-784 Annual Report on Form 10-K for
                  the year ended December 31, 1996 as Exhibit 10(o)

         10(m)    Second Amendment to the Credit Agreement, dated  as of                                  --
                  March 31, 1997 is hereby incorporated by reference to Commission file #0-784 Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1997 as Exhibit 10(q)

         10(n)    Commitment Letter from Comerica Bank to Harvel Plastics, Inc.                       Attached as
                  an indirect subsidiary of Detrex Corporation, dated November 24, 1997               an Exhibit

         13       Annual Report to Shareholders for the year ended December 31, 1997                  Attached as
                                                                                                      an Exhibit

         21       Subsidiaries of the Registrant                                                      Attached as
                                                                                                      an Exhibit
                  Consents of Experts and Counsel

         23       Consent of Auditors                                                                 Attached as
                                                                                                      an Exhibit

         27       Financial Data Schedule                                                             Attached as
                                                                                                      an Exhibit
(b)      No Form 8-K was filed in the fourth quarter of 1997


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Detrex Corporation:

We have audited the consolidated financial statements of Detrex Corporation and its subsidiaries (the "Company") as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 25, 1998; such consolidated financial statements and report are included in your Annual Report to Shareholders for the year ended December 31, 1997 and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in
Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Detroit, Michigan
February 25, 1998

                     DETREX CORPORATION AND SUBSIDIARIES

                        FINANCIAL STATEMENT SCHEDULES

                                                                       FORM 10-K

                                                                     SCHEDULE II

DETREX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              Additions
                                                          ---------------------
                                              Balance     Charged to    Charged                         Balance
                                              Beginning   Costs and     to Other                        at End
         Description                          of Year     Expenses      Accounts      Deductions        of Year
         -----------                          ---------  ----------     ---------     ----------       ---------
Year Ended December 31, 1997

Inventory Valuation Reserves                  $176,909     272,713                      185,432         $264,190

Finished Machines Valuation
Reserves                                      $343,307                  63,470          159,770         $247,007

Allowance for Uncollectible
Accounts                                      $394,599     145,721                      168,751         $371,569

Year Ended December 31, 1996

Inventory Valuation Reserves                  $330,251      67,446                      220,788         $176,909

Finished Machines Valuation
Reserves                                      $398,950                   7,927           63,570         $343,307

Allowance for Uncollectible
Accounts                                      $458,693     226,905                      290,999         $394,599

Year Ended December 31, 1995

Inventory Valuation Reserves                  $235,617     221,458     158,441          285,265         $330,251

Finished Machines Valuation
Reserves                                      $899,332      30,000                      530,382         $398,950

Allowance for Uncollectible
Accounts                                      $329,634     546,991                      417,932         $458,693


                                                                   FORM 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Detrex  Corporation
                                        -------------------------------
                                                 (Registrant)

Date  March 23, 1998                    By  W. C. King
     ----------------                      ---------------------------
                                            W. C. King
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this twenty-third day of March 1998 by the following persons on behalf of the Registrant and in the capacities indicated.




                  Signature                        Title
                  ---------                        -----

         W. C. King                                Chairman and Chief Executive
 ----------------------------                      Officer
         W. C. King

         T. E. Mark                                President and Chief Operating
 ----------------------------                      Officer
         T. E. Mark

         G. J. Israel                              Vice President, Treasurer and
 ----------------------------                      Chief Financial Officer
         G. J. Israel

         E. R. Rondeau                             Controller and Chief
 ----------------------------                      Accounting Officer
         E. R. Rondeau

         B. W. Cox                                 Director
 ----------------------------
         B. W. Cox

         R. A. Emmett, III                         Director
 ----------------------------
         R. A. Emmett, III

         J. F. Mangold                             Director
 ----------------------------
         J. F. Mangold

         B. W. McCleary                            Director
 ----------------------------
         B. W. McCleary

         A. R. Thalacker                           Director
 ----------------------------
         A. R. Thalacker

         J. D. Withrow                             Director
 ----------------------------
         J. D. Withrow

                              INDEX TO EXHIBITS




EXHIBIT NO.             DESCRIPTION
-----------             -----------

3(ii) Bylaws, as amended, as of February 26, 1998        Attached as
                                                         an Exhibit

10(n) Commitment Letter from Comerica Bank to Harvel     Attached as
      Plastics, Inc. an indirect subsidiary of Detrex    an Exhibit
      Corportation, dated November 24, 1997

13    Annual Report to Shareholders for the year ended   Attached as
      December 31, 1997                                  an Exhibit

21    Subsidiaries of the Registrant                     Attached as
                                                         an Exhibit

23    Consent of Auditors                                Attached as
                                                         an Exhibit

27    Financial Data Schedule                            Attached as
                                                         an Exhibit