Form 10-Q
period 1998-09-30
DETREX CORPORATION
filed 1998-11-13
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998  Commission file number 0-784
                              ---------------------                       ------

                               DETREX CORPORATION
    ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Michigan                                         38-0480840
 ----------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

     24901 Northwestern Hwy., Ste. 500, Southfield,  MI         48075
    ----------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         (248) 358-5800
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

                                                       YES    X       NO
                                                          --------      -------

As of October 27, 1998 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION
                                     INDEX


   PART I              FINANCIAL INFORMATION                             PAGE
   ------              ---------------------                             ----

               Item 1  Condensed Consolidated Balance Sheets-
                       September 30, 1998 (Unaudited) and
                       December 31, 1997                                  3

                       Condensed Consolidated Unaudited Statements
                       of Operations For the Three and Nine Months
                       Ended September 30, 1998 and 1997                  4

                       Consolidated Unaudited Statements of Cash Flows-
                       Nine Months Ended September 30, 1998 and 1997      5

                       Notes to Condensed Consolidated Unaudited
                       Financial Statements                               6

               Item 2  Management's Discussion and Analysis of
                       Interim Financial Information                      7-9


   PART II             OTHER INFORMATION
   -------             -----------------

               Item 6  Exhibits and Reports on Form 8-K                   9


   SIGNATURES                                                             10

DETREX CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 UNAUDITED          AUDITED
                                                                                September 30,     December 31,
                                                                                -------------     ------------
                                                                                    1998              1997
                                                                                ------------       ------------

ASSETS

Current Assets:
Cash and cash equivalents                                                       $   102,012       $   398,093
Accounts receivable (less allowance for uncollectible accounts
      of $360,971 in 1998 and $372,000 in 1997)                                  13,324,254        16,296,172
Buildings & equipment held for sale - current                                          --           1,425,000
Inventories:
           Raw materials                                                          3,383,618         3,390,407
           Work in process                                                          404,679           355,459
           Finished goods                                                         6,368,420         5,996,243
                                                                                -----------       -----------
                              Total  Inventories                                 10,156,718         9,742,109
Prepaid expenses and other                                                          748,415           692,543
Deferred income taxes                                                             1,349,842         1,349,842
                                                                                -----------       -----------
                              Total Current Assets                               25,681,241        29,903,759

Land, buildings, and equipment-net                                               23,423,411        21,348,429
Land, buildings, and equipment held for sale or lease                               100,239         1,350,239
Bond proceeds held for investment - restricted                                    2,010,227              --
Prepaid pensions                                                                  1,652,258         1,338,951
Deferred income taxes                                                             1,028,270           693,406
Other assets                                                                      1,258,240           935,978
                                                                                -----------       -----------
                                                                                $55,153,886       $55,570,762
                                                                                ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable                                                                   $ 4,890,227       $ 5,699,836
Current maturities of capital leases                                                246,576           303,464
Accounts payable                                                                  8,505,197         9,843,411
Environmental reserve                                                             1,485,000         1,485,000
Accrued compensation                                                                340,098         1,184,740
Other accruals                                                                    1,767,891         2,113,776
                                                                                -----------       -----------
                               Total Current Liabilities                         17,234,989        20,630,227

Long term portion of capital lease obligations                                      463,223           569,396
Industrial development bonds                                                      4,000,000              --
Accrued postretirement benefits                                                   4,663,982         4,488,982
Environmental reserve                                                             7,344,895         8,090,952
Accrued pensions and other                                                          889,731         1,028,285
Minority interest                                                                 2,103,697         1,941,147

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         outstanding 1,583,414 shares                                             3,166,828         3,166,828
Additional paid-in capital                                                           22,020            22,020
Retained earnings                                                                15,264,521        15,632,925
                                                                                -----------       -----------
                              Total Stockholders' Equity                         18,453,369        18,821,773
                                                                                -----------       -----------
                                                                                $55,153,886       $55,570,762
                                                                                ===========       ===========

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS


                                                         Three Months Ended                       Nine Months Ended
                                                             September 30                            September 30
                                                       1998                1997                1998                 1997
                                                   ------------        ------------        ------------        ------------

Net sales                                          $ 22,112,737        $ 22,908,478        $ 64,840,860        $ 69,785,470


Cost of sales                                        16,540,226          17,117,851          48,998,792          52,614,985
Selling, general and administrative expenses          4,769,307           4,501,630          13,311,982          12,879,801
Provision for depreciation and amortization             835,597             849,161           2,469,637           2,461,831
Other income and deductions                             (45,992)                 98            (282,244)            198,532
Minority interest                                        81,617              73,359             222,549             237,555
Interest expense                                        228,315             189,260             587,522             604,843
                                                   ------------        ------------        ------------        ------------


Income (loss) before income taxes                      (296,333)            177,119            (467,378)            787,923

Provision (credit) for income taxes                     (30,033)              3,892             (98,974)            143,127
                                                   ------------        ------------        ------------        ------------

Net income (loss)                                  $   (266,300)       $    173,227        $   (368,404)       $    644,796
                                                   ============        ============        ============        ============


Net income (loss) per common share:
       Basic                                       $       (.17)       $        .11        $       (.23)       $        .41
       Diluted                                     $       (.17)       $        .11        $       (.23)       $        .41


Weighted average shares outstanding:
       Basic                                          1,583,414           1,583,414           1,583,414           1,583,414
       Effects of dilutive stock options                   --                28,925                --                28,925
                                                   ------------        ------------        ------------        ------------
       Diluted                                        1,583,414           1,612,339           1,583,414           1,612,339
                                                   ============        ============        ============        ============



SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS                                               Nine Months Ended
                                                                                                September 30
                                                                                                ------------
                                                                                           1998               1997
                                                                                       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                            $  (368,404)       $   644,796
          Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation and amortization                                        2,469,637          2,461,831
                    (Gain) loss on disposal of assets                                         (750)           250,459
                    Deferred income taxes                                                 (334,864)            86,271
                    Minority interest                                                      162,550            177,553
          Changes to operating assets and liabilities that provided (used) cash:
                    Accounts receivable                                                  2,971,918           (832,308)
                    Refundable U.S. income taxes                                              --            1,003,827
                    Note receivable                                                           --            1,562,665
                    Inventories                                                           (414,609)          (174,464)
                    Prepaid expenses and other                                            (369,179)            71,938
                    Other assets                                                           (47,996)            16,666
                    Accounts payable                                                    (1,338,214)        (1,406,136)
                    Environmental reserve                                                 (746,057)          (353,513)
                    Accrued compensation                                                  (844,642)           (74,260)
                    Other accruals                                                        (484,439)          (192,502)
                    Postretirement benefits                                                175,000            130,262
                                                                                       -----------        -----------
                              Total adjustments                                          1,198,355          2,728,289
                                                                                       -----------        -----------
                              Net cash provided by operating activities                    829,951          3,373,085
                                                                                       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                          (4,492,286)        (3,548,079)
          Proceeds from disposal of property                                             1,368,000              2,125
          Unused proceeds from bond issue-restricted for capital expenditures           (2,010,227)              --
          Proceeds from insurance settlement                                             1,250,000               --
                                                                                       -----------        -----------
                               Net cash used in investing activities                    (3,884,513)        (3,545,954)
                                                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Repayment of short-term bank debt - net                                         (809,609)          (191,735)
          Principal payments under capital lease obligations                              (208,925)          (317,779)
          Proceeds from debt issued                                                      4,000,000               --
          Debt issuance costs                                                             (222,985)              --
                                                                                       -----------        -----------

                               Net cash provided by (used in) financing activities       2,758,481           (509,514)
                                                                                       -----------        -----------
Net decrease in cash and cash equivalents                                                 (296,081)          (682,383)
Cash and cash equivalents at beginning of period                                           398,093          1,311,045
                                                                                       -----------        -----------
Cash and cash equivalents at end of period                                             $   102,012        $   628,662
                                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                    Interest                                                           $   596,628        $   584,989
                    Income taxes                                                       $   282,413        $   182,429
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Capital lease obligations incurred with the acquisition of equipment          $   119,373        $   556,665
         Capital lease terminations                                                    $   (73,530)       $  (124,147)


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

     The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including property owned by the Company. The amount of the reserve at September 30, 1998 is $8.8 million. The reserve includes a provision for the Company's anticipated share of remedial investigation and studies to determine sources of contamination and methods of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of the Fields Brook watershed and other sites. Some of these studies have been completed; others are ongoing. In many cases, the methods of remediation remain to be agreed upon.

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

Results of Operations
---------------------

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                      Nine Months Ended
---------------------------------------------------------------------------------------------------------------------------
                                                              September 30                            September 30
                                                              ------------                            ------------
                                                        1998               1997                 1998              1997
                                                        ----               ----                 ----              ----
                                                     $         %        $         %          $        %         $       %
---------------------------------------------------------------------------------------------------------------------------
Sales                                             22,113     100.0   22,908     100.0     64,841    100.0    69,785  100.0
---------------------------------------------------------------------------------------------------------------------------
Gross margin                                       5,573      25.2    5,791      25.3     15,842     24.4    17,170   24.6
---------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses       4,769      21.6    4,502      19.7     13,312     20.5    12,880   18.5
---------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                        836       3.8      849       3.7      2,470      3.8     2,462    3.5
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  (266)     (1.2)      173        .8      (368)     (.6)       645     .9
---------------------------------------------------------------------------------------------------------------------------

Detrex Corporation and its consolidated subsidiaries (the Company) incurred a net loss of $266,300 for the third quarter of 1998 compared to net income of $173,227 for the third quarter of 1997. For the first nine months of 1998 the Company incurred a net loss of $368,404 compared to net income of $644,796 for the first nine months of 1997.

Sales for the nine month period were down $4.9 million as all of the Company's business units recorded declines in sales except its plastic pipe subsidiary, Harvel Plastics, and its research laboratory, RTI. The Company continues to be adversely affected by the economic situation in Asia, the slowdown in computer chip manufacturing, and the reduction in capital spending for parts cleaning equipment. Also, sales of the Company's paint subsidiary , Seibert-Oxidermo, declined during the second and third quarters as a result of the General Motors strike.

The Company's gross margin remained relatively constant on a year-to-year basis with the margins in 1998 being 24.4% versus 24.6% for 1997. Margins for the quarter were 25.2%, reflecting some margin improvement from the preceding quarter.

The year-to-date increase in selling, general and administrative expenses is due to economic increases in all of the Company's operating units, termination and severance costs accrued in the third quarter, and additional marketing and technical support personnel in some of the Company's business units. These increases more than offset a credit in pension expense.

The provision for depreciation and amortization is slightly higher than a year ago, primarily a result of depreciation of plant additions in Ashtabula, Ohio beginning in 1998.

Interest expense for the nine months is lower than last year due to lower rates being negotiated when the Company's credit agreement was extended. Interest expense in the third quarter increased due to interest paid to the Internal Revenue Service from the tax deferral of income from certain export sales.

The income tax credit in 1998 reflects a credit for federal income tax, partially offset by state and local income tax expense.

DETREX CORPORATION


Liquidity, Financial Condition, and Capital Resources
-----------------------------------------------------

The Company utilized internally generated funds, and the proceeds from the sale of a closed plant to finance its activities during 1998. In late September, insurance proceeds were received in conjunction with storm damage to a plant being held for sale. It is anticipated that the plant will be sold in the fourth quarter. Also, financing for Harvel Plastics' expansion in California is being accomplished with industrial development bonds.

Working capital was $8.4 million at September 30, 1998 compared to $9.3 million at December 31, 1997. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.


Year 2000 Compliance
---------------------------

The Company currently is working to resolve the potential impact of the Year 2000 on the processing of information by its computerized information systems. Year 2000 ("Y2K") issues may arise if computer programs have been written using two digits, instead of four, to define the applicable year. In such case, a program that utilizes time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

In 1997, the Company undertook a study to determine its future computer hardware and software requirements, including Y2K compliance considerations. Since then the Company has implemented a program, consisting of two phases, for achieving upgraded systems and Y2K compliance. The first phase of the program consists of replacing the Company's computerized information systems with new systems and programs that are Y2K compliant. As of September 30, 1998, the Company had substantially completed the first phase. As a result, the Company's accounts payable, accounts receivable and general ledger were upgraded to new, Y2K compliant systems and programs, effective with October transactions. The Company expects to convert its fixed asset records to new, Y2K compliant programs as part of its 1998 year-end financial closing.

The second phase of becoming Y2K compliant is the implementation of computerized information systems and programs that perform job costing for the Company's Equipment Division and sales invoicing for the Company's Solvents Division. The Company expects to complete the second phase of its Y2K compliance program by mid-year 1999.

All of the parent Company's operational systems have been reviewed and work plans have been established to develop Y2K compliance by mid-year 1999. Two of the Company's subsidiaries, Seibert-Oxidermo, Inc. and Harvel Plastics, Inc., are substantially Y2K compliant at the present time. A third subsidiary, The Elco Corporation, has developed a work plan and has an approved capital expenditure of approximately $75,000 for its Y2K compliance program which is scheduled to be completed by mid-year 1999.

Since the Company relies on electronic data from certain of its vendors, financial institutions and customers, the Company has conducted surveys to determine if these entities are Y2K compliant or are on schedule to become Y2K compliant before the end of 1999. The Company has sent detailed questionnaires to approximately 450 vendors, financial institutions and customers to determine if they are on schedule to become Y2K compliant. Approximately 250 entities have responded to the questionnaires in varying degrees of detail. All of these entities have indicated that they are or will become Y2K compliant. However, the Company has not yet conducted any testing with third parties and therefore has no assurance that these entities, or others that have not responded, will become Y2K compliant on a timely basis. If the Company's most significant vendors, financial institutions and customers fail to become Y2K compliant on a timely basis, such failure could have a material adverse effect on the Company's business and operations.

DETREX CORPORATION


To become Y2K compliant, the Company has appointed an officer as project coordinator for its Y2K program and has engaged the services of information services consultants. As of September 30, 1998, the Company had spent approximately $400,000 to upgrade its information systems and programs, most of which were capital expenditures. Although the Company cannot predict with certainty the remaining expenditures that it will make during 1998 and 1999 for such upgrades, the Company's current estimates are in the range of $500,000, most of which will also be capital expenditures. The Company cannot accurately allocate the portion of such expenditures for information systems and programs that relate solely to Y2K compliance.

In the last eighteen months, the Company has dedicated significant management attention to the Y2K issue. Management updates the Board of Directors on a regular basis concerning the Company's progress in achieving Y2K compliance. Because it expects to become Y2K compliant, the Company has not developed a contingency plan in the event that it should fail to become Y2K compliant. The Company will continue to monitor its progress in becoming Y2K compliant and will develop a contingency plan, probably involving the use of an outside service bureau, if it determines that there will be a shortfall in its Y2K efforts or those of its vendors, financial institutions and customers. The Company currently cannot determine the cost of a contingency plan, should one be necessary.

The cost of the Company's Y2K program and the dates by which the Company believes it will become Y2K compliant are based upon management's best estimates. The Company cannot assure that it will achieve Y2K compliance according to this program and actual results could differ from those outlined. Various factors, including numerous assumptions as to future events, the timely availability of experienced personnel, the complexity of the transition from its old systems to the new systems and the compliance efforts of third parties, which the Company does not control, may adversely affect its Y2K compliance progress. Any failure to become Y2K compliant on a timely basis could have a material adverse effect on the Company, including the inability to properly bill and collect payments from customers, as well as errors and omissions in accounting and financial data.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6        EXHIBITS AND REPORTS ON FORM 8-K

(a)           None

(b) No reports on Form 8-K have been filed for the quarter ended September 30, 1998.

DETREX CORPORATION



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DETREX CORPORATION

Date    11/12/98             /s/ S. J. Quinlan
     -----------------      ----------------------------------------------
                            S. J. Quinlan
                            Controller and Chief Accounting Officer



Date     11/12/98            /s/  G. J. Israel
     -----------------      ----------------------------------------------
                            G. J. Israel
                            Vice President - Finance and Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

    27                        Financial Data Schedule