Form 10-K405
period 1998-12-31
DETREX CORPORATION
filed 1999-03-26
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          ----------------------------------------------

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  --------------------
Commission file number 0-784
                       -------------------------------------------------

                               DETREX CORPORATION
 -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                38-0480840
 ---------------------------------           ---------------------------
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

24901 Northwestern Hwy, Suite 500, Southfield, Michigan         48075
-------------------------------------------------------       ----------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (248) 358-5800
                                                        ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
     Title of each class                     which registered
----------------------------            --------------------------
           None                                   None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Capital Stock, $2 Par Value
    ------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                   Yes    X                NO
                      ------------           ------------
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                                       FORM 10-K

The aggregate market value (based upon the NASDAQ Closing Price) of Common Capital Stock on March 15, 1999 of Detrex Corporation held by nonaffiliates was approximately $ 9.9 million.


The number of shares of Common Capital Stock, $2 Par Value, outstanding on March
 15, 1999 was 1,583,414.

Documents incorporated by reference:

                                                                       Part and Item Number
                                                                         of Form 10-K into
               Document                                                  which Incorporated
               ---------                                               --------------------

1.       Detrex Corporation                                            Part II Items 5 through 8
         Annual Report to                                              Part IV, Item 14
         Shareholders for the year
         ended December 31, 1998

2.       Detrex Corporation                                            Part III, Items 10, 11, 12
         Notice of Annual                                              and 13
         Meeting of Shareholders
         and Proxy Statement for
         the Annual Meeting of
         Shareholders to be held
         April 22, 1999

                                                                       FORM 10-K

                                     PART I
                                     ------

ITEM 1. BUSINESS

Detrex Corporation was incorporated in Michigan in 1925. Detrex Corporation and its subsidiaries (the Company) operate predominantly in a single industry: chemicals and allied products, services, and supply processes for use by manufacturing and service industries and is comprised of the following operations:

Detrex Corporation - a specialty chemicals company

     - Solvents and Equipment Divisions - provide solutions for production parts cleaning needs, including equipment, solvents, recycling of waste, contract parts cleaning


     - Automation Division - engineering, selling, and servicing automation and material handling equipment

     - RTI Laboratories - provides full-service analytical and environmental laboratory services

Subsidiaries of Detrex Corporation

     - Harvel Plastics, Inc. - manufacturer of high quality PVC and CPVC pipe and custom extrusions


     - The Elco Corporation - manufacturer of high performance specialty chemicals including lubricant additives, fine chemicals, and semi-conductor grade hydrochloric acid

     - Seibert-Oxidermo, Inc. - supplier of primers and functional coatings for the automotive industry

The products are primarily sold by sales-service engineers and most sales are direct to industrial users. Net sales by product line for each of the last five years are set forth below:

                                                               Product Line
                                                     ------------------------------
                                                     Chemical
                                                     Products          Chemical
                                                     and Services      Equipment           Total
                                                     ------------      ------------     -------------
                  1998                               $77,914,813       $  8,124,464     $  86,039,277
                  1997                                83,466,537         12,290,264        95,756,801
                  1996                                78,017,582         18,807,854        96,825,436
                  1995                                77,698,771         16,603,228        94,301,999
                  1994                                79,975,998         20,120,445       100,096,443


Of the $78 million included in 1998 Chemical Products and Services sales, approximately $14.5 million (19%) represent sales by the Company's solvents division, $12.2 million (16%) represent sales by its paint subsidiary, $19.9 million (25%) represent sales by its lubricants subsidiary, $29.7 million (38%) represent sales by its plastic pipe subsidiary and $1.7 million (2%) represent sales of other related chemical products and services. For additional information regarding the operating segments of the Company, see Note 16 to the Consolidated Financial Statements.

                                                                       FORM 10-K

                               ------------------

ITEM 1. BUSINESS (Continued)

The backlog of orders at any one time is generally not significant to the Company's business. At December 31, 1998, the Company's backlog of Equipment orders was approximately $500,000 and the Company expects to complete all of these orders in the first half of 1999.

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

The approximate dollar amounts spent during 1998, 1997, and 1996 on research sponsored by the Company were $1,243,000, $1,365,000 and $1,114,000, respectively. The number of professional employees engaged in such activities were 14 for 1998, 16 for 1997, and 15 for 1996.

There are no customers to which sales were made in an amount which equals ten percent or more of consolidated revenues.

The Company does not expect to incur significant capital expenditures for environmental compliance in 1999. However, the Company does expect to continue to incur significant professional fees and expenses in connection with its environmental compliance efforts. The Company maintains an environmental reserve which at December 31, 1998 totaled $8.0 million, of which $1.2 million is estimated to be spent in 1999. A more detailed discussion of environmental matters is included under Item 3 - Legal Proceedings and in Management's Discussion and Analysis in the Annual Report.

The Company employed 366 persons as of December 31, 1998.

The Company is not engaged in manufacturing operations in foreign countries. For information regarding sales by customer location, see Note 16 to the Consolidated Financial Statements.

                                                                       FORM 10-K

                               ------------------

ITEM 1. BUSINESS (Concluded)

The Company utilized a combination of internally generated funds, the proceeds from the sale of a closed plant, an insurance refund, and industrial development bond proceeds to finance its activities during 1998. As of December 31, 1998, working capital was $5.9 million compared to $9.3 million at December 31, 1997. For a discussion of the Company's Credit Agreement, see Note 5 to the Consolidated Financial Statements and Management's Discussion and Analysis in the Annual Report.

The Company has market risks which could arise from fluctuations in interest rates under both its Credit Agreement and the Industrial Development Bonds issued by the California Economic Development Financial Authority. (see Notes 5 and 6 to the Consolidated Financial Statements). A 1% increase in the prime interest rate could impact the Company's pretax earnings by approximately $75,000 and a 1/2% increase in tax-exempt bond interest rates could affect pretax earnings by a maximum of $20,000.

ITEM 2. PROPERTIES

The Company's administrative offices are located in approximately 7,500 square feet of leased space at 24901 Northwestern Hwy., Suite 500, Southfield, Michigan.

Detrex and its subsidiaries conduct manufacturing and research operations in numerous locations of which ten are owned as follows:

1) Facilities located on 57 acres in Ashtabula, Ohio are used in connection with the manufacture of hydrochloric acid, reagent grade chemicals, fine chemicals including pharmaceutical intermediates, N-methyl pyrrole, and zinc-based lubricant additives.

2) The Company's lubricants subsidiary, The Elco Corporation, manufactures gear and oil additives in a plant located in Cleveland, Ohio on 5 acres of land and 59,000 square feet of office, research and plant space. This plant is equipped with mixing and blending equipment and storage facilities. Additional manufacturing of additives is done in a plant consisting of 12,800 square feet at Hooven (Cincinnati), Ohio located on 3.6 acres of leased land. The Company has been operating on six month leases for the last two years.

3) The Company's plastic pipe subsidiary, Harvel Plastics, Inc. ("Harvel"), manufactures plastic pipe in a plant located on 20 acres of land and 228,500 square feet of office and plant space located in Easton, Pennsylvania. Extruders and special dies are used to manufacture the plastic PVC pipe from resin. Production and warehouse facilities have been expanded several times since this subsidiary was acquired in 1968.

     Harvel expanded its manufacturing capacity in 1998 by leasing a new 100,000 square feet facility in California, which was built to suit Harvel's warehouse and manufacturing needs. The lease term is for an initial period of fifteen years expiring in the year 2013, with provision for three five-year extensions.

4) Seibert-Oxidermo, Inc. manufactures primers and functional coatings for the automotive industry in a plant located in Romulus, Michigan containing 45,000 square feet of office, research and plant space on 40 acres of land. In addition, Seibert maintains a warehouse facility in Detroit, Michigan.

                                                                       FORM 10-K

                               ------------------

ITEM 2. PROPERTIES (Concluded)


5) The Company owns a building used as a research laboratory and office in Bowling Green, Kentucky. The plant formerly used for manufacturing in Bowling Green is expected to be sold in the first half of 1999.

6) The Company owns a warehouse and sales office facility located in Detroit, Michigan. The building area is approximately 20,000 square feet and is located on approximately one-half acre of land.

7) The Company owns a warehouse and sales office facility located in Los Angeles, California. The building area is approximately 10,000 square feet and is located on one acre of land in the industrial section of the city.

8) The Company owns a warehouse and sales office facility located in Charlotte, North Carolina. The building area is approximately 11,000 square feet and is located on one acre of land.

9) The Company owns a warehouse and sales office facility located in Indianapolis, Indiana. The building area is approximately 8,600 square feet and is located on one acre of land.

10) The company owns a warehouse and sales office facility located in Chicago, Illinois. The building area is approximately 10,000 square feet and is located on one acre of land.


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

The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. The amounts of the reserve at December 31, 1998 and 1997 were $8.0 million and $9.6 million, respectively. The reserve includes a provision for the Company's anticipated share of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of other sites. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon.

                                                                       FORM 10-K

                               ------------------

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

                                                                       FORM 10-K

                               ------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all executive officers of the registrant at March 25, 1999 and their positions and offices with the registrant are as follows:

                  Name and Age                                         Positions and Offices
                  ------------                                         ---------------------

W. C. King                          (54)                      Chairman and Chief Executive Officer (a)

T. E. Mark                          (46)                      President and Chief Operating Officer (b)

G. J. Israel                        (58)                      Vice President - Finance, Treasurer and Chief
                                                              Financial Officer (c)

R. M. Currie                        (45)                      Secretary and General Counsel (d)

S. J. Quinlan                       (35)                      Controller (e)

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

(e) Mr. Quinlan served as a Division Controller for the Company for more than five years before being elected Controller on April 23, 1998.

All officers of the Company are elected annually and hold office until their successors are chosen and qualify in their stead.

                                                                       FORM 10-K
                                     PART II
                              CROSS REFERENCE SHEET

                                                              Page (and caption) in 1998 Detrex Corporation
                  10-K Item                                            Annual Report to Shareholders*
                  ---------                                            ------------------------------
5.       Market for Registrant's Common
         Stock and Related Shareholder Matters:

         (a)  Market and market prices
                of the common stock                           16- Selected Quarterly Data
         (b)  Approximate number of
                holders of common stock                        - Highlights
         (c)  Dividend history                                14- Management's Discussion and
                                                                  Analysis of Financial Condition
                                                                  and Results of Operations

6.       Selected Financial Data                              16- Selected Financial Data

7.       Management's Discussion and                          13-15 -  Management's Discussion and
         Analysis of Financial Condition                               Analysis of Financial Condition
         and Results of Operations                                     and Results of Operations

8.       Financial Statements and Supplementary
         Data:
         -        Detrex Corporation Consolidated
                  Balance Sheets, December 31,
                  1998 and 1997                               4,5
         -        Consolidated Statements of
                  Operations and Retained Earnings
                  for the Years Ended December 31,
                  1998, 1997, and 1996                        3
         -        Consolidated Statements of Cash
                  Flows for the Years Ended
                  December 31, 1998, 1997, and 1996           6
         -        Notes to Consolidated Financial
                  Statements                                  7-12
         -        Independent Auditors' Report                2

         With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6 and 7, the Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

9.       Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                                 Not Applicable

* Detrex Corporation's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein as Exhibit 13 under Item 14(a) 3 of
Part IV.

                                                                       FORM 10-K
                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the information set forth under the caption "Election of Directors" in the Detrex Corporation Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held April 22, 1999. The information required for Executive Officers of the Company is included in Part I hereof.

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

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

(a) 1.            All Financial Statements

                  Detrex Corporation and Subsidiaries (incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1998-see Part II)

(a) 2.            Financial Statement Schedules                                                  Page
                                                                                                 ----
                  Independent Auditors' Report                                                   15

                  Schedule II - Valuation and Qualifying Accounts for the Years Ended
                  December 31, 1998, 1997, and 1996.                                             16

                                                                       FORM 10-K

                               -------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K (Continued)

(a) 3.   Exhibits
         3(i)     Articles of Incorporation, as amended, are hereby                                       --
                  incorporated by reference to Commission file #0-784,
                  Annual Report on Form 10-K for the year ended
                  December 31, 1997, as Exhibit 3(a)

         3(ii)    Bylaws, as amended, are hereby incorporated by                                          --
                  reference to Commission file #0-784, Annual
                  Report Form 10-K for the year ended
                  December 31, 1998, as Exhibit 3(ii)

         4        Shareholders Rights Plan is hereby incorporated by                                      --
                  reference to Commission file #0-784 8-K Report dated
                  May 4, 1990, as Exhibit 4

                  Executive Compensation Plans and Arrangements

         10(a)    1993 Stock Option Plan is hereby incorporated by reference to                           --
                  Commission file # 0-784 1993 Proxy Statement dated
                  March 26, 1993, as Exhibit 10(a)

         10(b)    1993 Stock Option Plan for outside directors is hereby                                  --
                  incorporated by reference to Commission file #0-784 1993
                  Proxy Statement dated March 2, 1993, as Exhibit 10(b)

         10(d)    Employment Agreement - Gerald J. Israel, is hereby                                      --
                  incorporated by reference to Commission file # 0-784
                  Annual Report on Form 10-K for the year ended
                  December 31, 1992 as Exhibit 10(h)

                                                                       FORM 10-K

                               -------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K (Continued)

(a) 3.   Exhibits (Continued)

         10(e)    Employment Agreement - Robert M. Currie, is hereby                             --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1994, as Exhibit 10(g)

         10(f)    Temporary Employment Agreement - William C. King, is hereby                    --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1995, as Exhibit 10(i)
         10(g)    Employment Agreement - William C. King      , is hereby                        --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1995, as Exhibit 10(j)

         10(h)    Employment Agreement - Thomas E. Mark, is hereby                               --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1995, as Exhibit 10(k)
                                                                                                 --


                  Other Material Contracts

         10(i)    Credit Agreement with Comerica Bank dated as of                                --
                  June 13, 1996, (the "Credit Agreement"), is hereby
                  incorporated by reference to Commission file #0-784
                  Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1996, as Exhibit 10(p)

         10(j)    First Amendment to Credit Agreement, dated                                     --
                  December 5, 1996, is hereby incorporated by reference to
                  Commission file #0-784 Annual Report on Form 10-K for
                  the year ended December 31, 1996 as Exhibit 10(o)

                                                                       FORM 10-K
                               PART IV (CONCLUDED)
                               -------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K (Concluded)

(a)      3.       Exhibits (Concluded)

         10(k)    Second Amendment to the Credit Agreement, dated as of                          --
                  March 31, 1997 (is hereby incorporated by
                  reference to Commission file #0-784 Quarterly Report on Form

                  10-Q for the quarter ended March 31, 1997, as Exhibit 10(q)

         10(l)    Third Amendment to the Credit Agreement, dated                                 --
                  April 22, 1998 is hereby incorporated by reference to
                  Commission file #0-784 Quarterly Report on Form 10-Q for
                  the quarter ended March 31, 1998 as Exhibit 10(o)

         10(m)    Fourth Amendment to the Credit Agreement, dated                                Attached as
                  March 15, 1999                                                                 an Exhibit

         13       Annual Report to Shareholders for the year ended December 31, 1998             Attached as
                                                                                                 an Exhibit

         21       Subsidiaries of the Registrant                                                 Attached as
                                                                                                 an Exhibit
                  Consents of Experts and Counsel

         23       Consent of Auditors                                                            Attached as
                                                                                                 an Exhibit

         27       Financial Data Schedule                                                        Attached as
                                                                                                 an Exhibit
(b)      No Form 8-K was filed in the fourth quarter of 1998

                       [DELOITTE & TOUCHE LLP LETTERHEAD]





INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Detrex Corporation:

We have audited the consolidated financial statements of Detrex Corporation and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 25, 1999; such consolidated financial statements and report are included in your Annual Report to Shareholders for the year ended December 31, 1998 and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touch LLP

Detroit, Michigan
February 25, 1999

                      DETREX CORPORATION AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULES

                                                                       FORM 10-K

                                                                     SCHEDULE II

DETREX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
----------------------------------------------------

                                                              Additions
                                                     --------------------------
                                    Balance          Charged to        Charged                              Balance
                                    Beginning        Costs and         to Other                              at End
         Description                of Year          Expenses          Accounts           Deductions        of Year
         -----------                ---------        ----------        --------           ----------        -------
Year Ended December 31, 1998

Inventory Valuation Reserves        $264,190          182,363                               225,115        $221,438

Finished Machines Valuation
Reserves                            $247,007                            14,586               10,176        $251,418

Allowance for Uncollectible
Accounts                            $371,569          158,000                               280,201        $249,368

Year Ended December 31, 1997

Inventory Valuation Reserves        $176,909          272,713                               185,432        $264,190

Finished Machines Valuation
Reserves                            $343,307                            63,470              159,770        $247,007

Allowance for Uncollectible
Accounts                            $394,599          145,721                               168,751        $371,569

Year Ended December 31, 1996

Inventory Valuation Reserves        $330,251           67,446                               220,788        $176,909

Finished Machines Valuation
Reserves                            $398,950                             7,927               63,570        $343,307

Allowance for Uncollectible
Accounts                            $458,693          226,905                               290,999        $394,599

                                                                       FORM 10-K

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Detrex Corporation
                                       -------------------------------------
                                                    (Registrant)

Date  March 25, 1999                   By  W. C. King
     ---------------                     ------------------------------------
                                         W. C. King
                                         Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this twenty-fifth day of March 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

                  Signature                               Title
                  ---------                               -----


         W. C. King
         ----------------------------          Chairman and Chief Executive
         W. C. King                            Officer

         T. E. Mark
         ----------------------------          President and Chief Operating
         T. E. Mark                            Officer

         G. J. Israel
         ----------------------------          Vice President, Treasurer and
         G. J. Israel                          Chief Financial Officer

         S. J. Quinlan
         ----------------------------          Controller and Chief Accounting
         S. J. Quinlan                         Officer

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

         J. F. Mangold                         Director
         ----------------------------
         J. F. Mangold

         B. W. McCleary                        Director
         ----------------------------
         B. W. McCleary

         A. R. Thalacker                       Director
         ----------------------------
         A. R. Thalacker

         J. D. Withrow                         Director
         ----------------------------
         J. D. Withrow

                     DETREX CORPORATION AND SUBSIDIARIES

                                   EXHIBITS