Form 10-Q
period 1999-03-31
DETREX CORPORATION
filed 1999-05-06
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999    Commission file number   0-784
                                --------------                             -----


                               DETREX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Michigan                                             38-0480840
          --------                                             ----------
     (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification No.)

 24901 Northwestern Hwy., Ste. 500, Southfield,  MI                    48075
--------------------------------------------------------------------------------
      (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code    (248) 358-5800
                                                      -----------------------

Securities registered pursuant to section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                        which registered
-------------------                                        ----------------
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

As of April 28, 1999 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION
                               INDEX

PART I                    FINANCIAL INFORMATION                           PAGE

                 Item 1   Condensed Consolidated Balance Sheets-
                          March 31, 1999 and December 31, 1998              3

                          Condensed Consolidated Unaudited Statements
                          of Operations For the Three Months
                          Ended March 31, 1999 and 1998                     4

                          Consolidated Unaudited Statements of Cash Flows-
                          Three Months Ended March 31, 1999 and 1998        5

                          Notes to Condensed Consolidated Unaudited
                          Financial Statements                             6-7

                 Item 2   Management's Discussion and Analysis of
                          Interim Financial Information                   8-10


PART II                   OTHER INFORMATION

                 Item 6   Exhibits and Reports on Form 8-K                 11


SIGNATURES                                                                 12

DETREX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      UNAUDITED      AUDITED
                                                                  March 31, 1999  December 31, 1998
                                                                  --------------  -----------------
ASSETS
Current Assets:
Cash and cash equivalents                                            $   615,442   $   192,689
Accounts receivable (less allowance for uncollectible accounts
      of $325,000 in 1998 and $372,000 in 1997)                       12,943,450    12,222,210
Inventories:
           Raw materials                                               4,310,335     3,435,271
           Work in process                                               198,236       333,283
           Finished goods                                              6,920,783     7,157,247
                                                                     -----------   -----------
                              Total Inventories                       11,429,354    10,925,801
Prepaid expenses and other                                               635,656       966,651
Deferred income taxes                                                  1,924,027     1,924,027
                                                                     -----------   -----------
                              Total Current Assets                    27,547,929    26,231,378

Land, buildings, and equipment-net                                    25,543,414    25,263,345
Land, buildings, and equipment held for sale                             180,000        21,232
Bond proceeds held for investment-restricted                             450,356     1,247,902
Prepaid pensions                                                       1,444,178     1,383,246
Deferred income taxes                                                    625,522       689,504
Other assets                                                           1,021,714     1,154,148
                                                                     -----------   -----------
                                                                     $56,813,113   $55,990,755
                                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable                                                        $ 6,736,134   $ 6,289,774
Current portion of long-term debt                                        500,000       500,000
Current maturities of capital leases                                     235,431       256,724
Accounts payable                                                       9,545,743     9,682,835
Environmental reserve                                                  1,235,000     1,235,000
Accrued compensation                                                     419,657       263,872
Other accruals                                                         2,521,324     2,078,391
                                                                     -----------   -----------
                               Total Current Liabilities              21,193,289    20,306,596

Long term portion of capital lease obligations                           405,077       468,142
Industrial development bonds                                           3,500,000     3,500,000
Accrued postretirement benefits                                        4,746,375     4,671,375
Environmental reserve                                                  6,462,692     6,803,817
Accrued pension and other                                                148,079       148,079
Minority interest                                                      2,128,655     2,067,500

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         outstanding 1,583,414 shares                                  3,166,828     3,166,828
Additional paid-in capital                                                22,020        22,020
Retained earnings                                                     15,040,098    14,836,398
                                                                     -----------   -----------
                              Total Stockholders' Equity              18,228,946    18,025,246
                                                                     -----------   -----------
                                                                     $56,813,113   $55,990,755
                                                                     ===========   ===========

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS




                                                   Three Months Ended
                                                        March 31
                                                    1999            1998
                                                    ----            ----

Net sales                                      $ 21,994,014    $ 21,435,691

Cost of sales                                    16,510,918      16,042,826
Selling, general and administrative expenses      4,405,008       4,178,247
Provision for depreciation and amortization         927,979         797,468
Net gain from property transactions                (380,206)             --
Other income and deductions                         (40,455)        (67,815)
Minority interest                                    61,154          68,441
Interest expense                                    186,277         181,244
                                               ------------    ------------

Income before income taxes                          323,339         235,280

Provision for income taxes                          119,635          89,406
                                               ------------    ------------

Net income                                     $    203,704    $    145,874
                                               ============    ============


Net income per common share:
       Basic                                   $        .13    $        .09
       Diluted                                 $        .13    $        .09

Weighted average shares outstanding:
       Basic                                      1,583,414       1,583,414
       Effects of dilutive stock options              8,317          67,001
                                               ------------    ------------
       Diluted                                    1,591,731       1,650,415
                                               ============    ============



SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                              --------
                                                                                         1999           1998
                                                                                         -----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                                 $   203,704      $   145,874
          Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation and amortization                                        927,979          797,468
                    Gain on sale of fixed assets                                        (380,206)              --
                    Deferred income taxes                                                 63,982            6,866
                    Minority interest                                                     61,155           68,442
          Changes to operating assets and liabilities that provided (used) cash:
                    Accounts receivable                                                 (721,240)       1,249,032
                    Inventories                                                         (503,552)        (236,371)
                    Prepaid expenses and other                                           270,063          285,827
                    Other assets                                                         128,936          (84,658)
                    Accounts payable                                                    (137,092)        (495,452)
                    Environmental reserve                                               (341,125)        (562,521)
                    Accrued compensation                                                 155,785         (869,035)
                    Other accruals                                                       441,788          (18,687)
                    Postretirement benefits                                               75,000           75,000
                                                                                     -----------      -----------
                              Total adjustments                                           41,473          215,911
                                                                                     -----------      -----------
                              Net cash provided by operating activities                  245,177          361,785
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                        (1,374,054)      (1,348,959)
          Proceeds from sale of fixed assets                                             380,000        1,369,672
          Change in proceeds from bond issue                                             797,546       (3,880,000)
                                                                                     -----------      -----------
                               Net cash used in investing activities                    (196,508)      (3,859,287)
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Borrowing (repayment) under revolving credit facility                          446,360         (211,404)
          Principal payments under capital lease obligations                             (72,276)         (65,870)
          Proceeds from debt issued                                                           --        4,000,000
          Debt issuance costs                                                                 --         (182,418)
                                                                                     -----------      -----------
                               Net cash provided by financing activities                 374,084        3,540,308
                                                                                     -----------      -----------
Net increase in cash and cash equivalents                                                422,753           42,806
Cash and cash equivalents at beginning of period                                         192,689          398,093
                                                                                     -----------      -----------
Cash and cash equivalents at end of period                                           $   615,442      $   440,899
                                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                    Interest                                                         $   153,309      $   186,517
                    Income taxes                                                     $    69,365      $    66,197

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Capital lease obligations incurred with the acquisition of equipment        $       --       $    17,715

         Capital lease terminations                                                  $    12,082      $    39,575




SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION


NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the periods presented. Certain amounts for 1998 have been reclassified to conform with 1999 classifications. The information furnished for the three months may not be indicative of results to be expected for the full year.

2. The Company and at least seventeen other companies are potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Environmental Protection Agency ('EPA') issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task. The Company and the other potentially responsible parties have negotiated with the EPA as to how best to effect the clean up operation. After negotiation, an agreement was reached with the EPA on clean-up methodology. The Company's share of clean-up costs is anticipated to be in the range of approximately $3.0 to $3.5 million.

    The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. The amount of the reserve at March 31, 1999 was $7.7 million. The reserve includes a provision for the Company's anticipated share of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of other sites. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon.

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

3. Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has five operating segments that meet the quantitative thresholds of Statement No. 131:

    - Harvel Plastics - manufactures PVC and CVPC pipe and custom extrusions

    - Elco Corporation - produces lubricant additives, hydrochloric acid and fine chemicals

    - Seibert-Oxidermo - supplies paint, primers and specialty coatings for the automotive industry

    - Equipment Division - designs, engineers and sells industrial cleaning equipment

    - Solvents Division - distributes virgin or reclaimed solvents and aqueous or semi-aqueous cleaning chemistries.

Information regarding the Company's Automation Division and RTI Laboratories Division are combined with corporate data since they do not meet the quantitative thresholds. In addition, Corporate data includes interest expense, corporate administrative expense, and provisions for certain employee benefit items. Data (in thousands) for the three months ended March 31, 1999 and 1998 is as follows:

DETREX CORPORATION



                                              Three Months Ended March 31
                                                1999                1998
                                                ----                ----
Net sales:
   Harvel Plastics                         $  8,697,855        $  7,100,708
   Elco Corporation                           5,263,528           5,961,615
   Seibert-Oxidermo                           3,381,126           3,106,840
   Equipment Division                           493,124           1,287,141
   Solvents Division                          3,696,951           3,505,673
   Other                                        461,430             473,714
                                           ------------        ------------
      Total                                $ 21,994,014        $ 21,435,691
                                           ============        ============
Earnings (loss) before income taxes:
   Harvel Plastics                         $    673,295        $    743,733
   Elco Corporation                             552,033             787,132
   Seibert-Oxidermo                              79,244             (90,003)
   Equipment Division                          (369,475)           (299,370)
   Solvents Division                             16,339              41,324
   Other                                        139,029              90,648
                                           ------------        ------------
      Sub-total                               1,090,465           1,273,464

   Corporate administrative expense            (915,258)           (969,212)
   Corporate interest expense                  (156,853)           (161,444)
   Other                                        304,985              92,472
                                           ------------        ------------
      Total                                $    323,339        $    235,280
                                           ============        ============



4. On March 29, 1999, the Company sold its idle plant in Bowling Green, Kentucky. The building had been damaged by a tornado and the effect of selling the building coupled with the insurance settlement resulted in a before tax gain of $710,000. Partially offsetting this gain was a write-down of $330,000 (to net realizable value) of another plant facility which was converted to a warehouse in the first quarter of this year. For the three months ended March 31, 1999, these transactions resulted in a before tax net gain of $380,000.

DETREX CORPORATION


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Detrex Corporation and its consolidated subsidiaries (the Company) reported net income of $203,704 for the first quarter of 1999 compared to $145,874 net income for the comparable period last year. Included in 1999 income is the benefit realized from an insurance settlement for an idle building that was damaged last year by a tornado and then sold, offset in part by a write-down of another facility which is being held for sale. Excluding these non-operating transactions, the 1999 first quarter earnings were approximately break-even.

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):

                                                       THREE MONTHS ENDED
                                                              March 31
                                                              --------
                                                       1999               1998
                                                       ----               ----
                                                   $         %         $        %
                                                   -         -         -        -
Sales                                             21,994     100.0    21,436    100.0
Gross margin                                       5,483      24.9     5,393     25.1
Selling, general and administrative expenses       4,405      20.0     4,178     19.5
Depreciation and amortization                        928       4.2       797      3.7
Net gain from property transactions                  380       1.7       --       --
Net income                                           204        .9       146       .7




Sales for the three months were $558,000 higher than the same period last year. Sales increased at three of the Company's business segments- Harvel Plastics, Inc. (Harvel), Seibert-Oxidermo, Inc. (Seibert), and the Company's Solvents Division (Solvents). Sales decreased at the Elco Corporation (Elco) and at the Company's Equipment Division (Equipment).

Gross margin for the Company was approximately the same as last year. The primary reason for the small percentage decrease in margin was lower margins at Harvel, Equipment, and Solvents, partially offset by improved margins at Elco and Seibert.

The increase in selling, general and administrative expenses is primarily attributable to a smaller credit in pension expense and increases in expense at both Harvel and Solvents, partially offset by decreases at Elco, Seibert and Equipment. The increase in Harvel was due to its California expansion; the increase in Solvents was due to its entrance into the contract parts cleaning business.

The provision for depreciation and amortization is higher at all business segments with Elco and Harvel having the largest increases as new facilities went into operation.

Interest expense is slightly higher in 1999 due to the interest incurred on the Harvel industrial development bonds which were issued on March 24, 1998.

Income tax expense in 1999 reflects an effective tax rate of 37% for federal, state and local income taxes compared to 38% for 1998.

DETREX CORPORATION


Liquidity, Financial Condition, and Capital Resources

The Company utilized internally generated funds to finance its activities during the first three months of 1999.

The Company amended its Credit Agreement with Comerica Bank during the first quarter. Financial covenants were amended retroactive to December 31, 1998, the facility was extended to May 1, 2001, and the interest rate changed to prime plus 1/4%.

Working capital was $6.4 million at March 31, 1999 compared to $5.9 million at December 31, 1998. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.

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

In 1997, the Company undertook a study to determine its future computer hardware and software requirements for its management information systems, including Y2K compliance considerations. Since then the Company has implemented a program, consisting of two phases, for achieving upgraded systems and Y2K compliance. The first phase of the program consisted of replacing the Company's computerized information systems and programs with new systems and programs that are Y2K compliant. As of November 1998, the Company has completed the first phase. As a result, the Company's accounts payable, accounts receivable and general ledger were upgraded to new, Y2K compliant systems and programs. The Company expects to convert its fixed asset records to new, Y2K compliant programs in the second quarter of 1999.

The second phase of becoming Y2K compliant in its management information systems is the replacement of computerized information systems and programs that perform job costing for the Company's Equipment Division and sales invoicing for the Company's Solvents and Equipment Divisions with Y2K compliant systems and programs. The Company has started this phase and expects to complete it by July 31, 1999.

All of the parent Company's operations systems have been reviewed and work plans have been established to develop Y2K compliance by mid-year 1999. Two of the Company's subsidiaries, Harvel and Seibert, are substantially compliant at the present time. Elco has developed a work plan and has an approved capital expenditure of approximately $75,000 for its Y2K compliance program which is scheduled to be completed by mid-year 1999.

Since the Company relies on electronic data from certain of its vendors, financial institutions and customers, the Company has conducted surveys to determine if these entities are Y2K compliant or are on schedule to become Y2K compliant before the end of 1999. The Company has sent detailed questionnaires to approximately 500 vendors, financial institutions and customers to determine if they are on schedule to become Y2K compliant. Approximately 70% have responded to the questionnaires in varying degrees of detail. All of these entities have indicated that they are or will become Y2K compliant. However, the Company has not yet conducted any testing with third parties and therefore has no assurance that these entities, or others have not responded, will become Y2K compliant on a timely basis. If the Company's most significant vendors, financial institutions and customers fail to

DETREX CORPORATION

Year 2000 Compliance (con't)

become Y2K compliant on a timely basis, such failure could have a material adverse effect on the Company's business and operations.

To become Y2K compliant, the Company has appointed an officer as project coordinator for its Y2K program and has engaged the services of information systems consultants. As of March 31, 1999, the Company has spent approximately $650,000 to upgrade its information systems and programs, most for which were capital expenditures. Although the Company cannot predict with certainty the remaining expenditures that it will make during 1999 for such upgrades, the Company's current estimates are in the range of $250,000, most of which will also be capital expenditures. The Company cannot accurately allocate the portion of such expenditures for information systems and programs that relate solely to Y2K compliance.

In the last two years, the Company has dedicated significant management attention to the Y2K issue. Management updates the Board of Directors on a regular basis concerning the Company's progress in achieving Y2K compliance. Because its expects to become Y2K complaint, the Company has not developed a contingency plan in the event that it should fail to become Y2K compliant. The Company will continue to monitor its progress in becoming Y2K compliant and will develop contingency plans as needed if it determines that there will be a shortfall in its Y2K efforts or those of its vendors, financial institutions and customers. The Company currently cannot determine the cost of contingency plans, should it be necessary.

The cost of the Company's Y2K program and the dates by which the Company believes it will become Y2K compliant are based upon management's best estimates. The Company cannot assure that it will achieve Y2K compliance according to this program and actual results could differ from those outlined. Various factors, including numerous assumptions as to future events, the timely availability of experienced personnel, the complexity of the transition from its old systems and the compliance efforts of third parties, which the Company does not control, may adversely affect its Y2K compliance progress. Any failure to become Y2K compliant on a timely basis could have a material adverse affect on the Company, including the inability to properly bill and collect payments from customers, as well as errors and omissions in accounting and financial data.

DETREX CORPORATION


                      PART II - OTHER INFORMATION
                      ---------------------------


Item 6                EXHIBITS AND REPORTS ON FORM 8-K

(a)                   None

(b) No reports on Form 8-K have been filed for the quarter ended March 31, 1999.

DETREX CORPORATION


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DETREX CORPORATION

Date     5/6/99                       S. J. Quinlan
         ------                       ------------------------------------------
                                      S. J. Quinlan
                                      Controller and Chief Accounting Officer



Date     5/6/99                       G. J. Israel
         ------                       ------------------------------------------
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