Form 10-Q
period 1999-06-30
DETREX CORPORATION
filed 1999-08-04
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999   Commission file number   0-784
                                -------------                            -----

                               DETREX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Michigan                                           38-0480840
          --------                                           ----------
     (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

 24901 Northwestern Hwy., Ste. 500, Southfield,  MI          48075
--------------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code       (248) 358-5800
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


                                                       YES     X     NO
                                                             -----      -----
As of    July 27, 1999              1,583,414 shares of the registrant's stock
       ---------------------------
were outstanding.

DETREX CORPORATION

                                     INDEX


PART I                              FINANCIAL INFORMATION                                 PAGE
------                              ---------------------                                 ----

                           Item 1   Condensed Consolidated Balance Sheets-
                                    June 30, 1999 and December 31, 1998                     3

                                    Condensed Consolidated Unaudited Statements
                                    of Operations For the Three and Six Months
                                    Ended June 30, 1999 and 1998                            4

                                    Consolidated Unaudited Statements of Cash
                                    Flows- Six Months Ended June 30, 1999 and
                                    1998                                                    5

                                    Notes to Condensed Consolidated Unaudited
                                    Financial Statements                                    6-7

                           Item 2   Management's Discussion and Analysis of
                                    Interim Financial Information                           8-10


PART II                             OTHER INFORMATION
-------                             -----------------
                           Item 4   Submission of Matters to Vote of Security Holders       11

                           Item 6   Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                                                  12

DETREX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            UNAUDITED             AUDITED
                                                                          June 30, 1999      December 31, 1998
                                                                          -------------      -----------------
ASSETS
------

Current Assets:
Cash and cash equivalents                                                  $   755,789          $   192,689
Accounts receivable (less allowance for uncollectible accounts
      of $259,000 in 1999 and $249,000 in 1998)                             13,297,694           12,222,210
Inventories:
           Raw materials                                                     3,751,394            3,435,271
           Work in process                                                      98,278              333,283
           Finished goods                                                    7,992,076            7,157,247
                                                                           -----------          -----------
                              Total  Inventories                            11,841,748           10,925,801
Prepaid expenses and other                                                     840,444              966,651
Deferred income taxes                                                        1,924,027            1,924,027
                                                                           -----------          -----------
                              Total Current Assets                          28,659,702           26,231,378

Land, buildings, and equipment-net                                          26,075,301           25,263,345
Land, buildings, and equipment held for sale                                   180,000               21,232
Bond proceeds held for investment - restricted                                  65,536            1,247,902
Prepaid pensions                                                             1,510,105            1,383,246
Deferred income taxes                                                          766,695              689,504
Other assets                                                                 1,105,812            1,154,148
                                                                           -----------          -----------
                                                                           $58,363,151          $55,990,755
                                                                           ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
Loans payable                                                              $ 7,525,807          $ 6,289,774
Current portion of long-term debt                                              730,000              500,000
Current maturities of capital leases                                           220,217              256,724
Accounts payable                                                            10,016,670            9,682,835
Environmental reserve                                                        1,235,000            1,235,000
Accrued compensation                                                           538,818              263,872
Other accruals                                                               1,878,402            2,078,391
                                                                           -----------          -----------
                               Total Current Liabilities                    22,144,914           20,306,596

Long term portion of capital lease obligations                                 370,894              468,142
Long-term debt                                                               4,460,000            3,500,000
Accrued postretirement benefits                                              4,821,375            4,671,375
Environmental reserve                                                        6,369,933            6,803,817
Accrued pensions and other                                                     148,080              148,079
Minority interest                                                            2,146,333            2,067,500
Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         outstanding 1,583,414 shares                                        3,166,828            3,166,828
Additional paid-in capital                                                      22,020               22,020
Retained earnings                                                           14,712,774           14,836,398
                                                                           -----------          -----------
                              Total Stockholders' Equity                    17,901,622           18,025,246
                                                                           -----------          -----------
                                                                           $58,363,151          $55,990,755
                                                                           ===========          ===========
SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF
OPERATIONS


                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                              1999             1998            1999           1998
                                                              ----             ----            ----           ----

Net sales                                                    $22,205,658      $21,292,432    $44,199,672    $42,728,123


Cost of sales                                                 17,042,859       16,387,141     33,553,777     32,401,320
Selling, general and administrative expenses                   4,465,617        4,393,027      8,870,625      8,599,921
Provision for depreciation and amortization                      942,293          836,572      1,870,272      1,634,040
Net gain from property transactions                                  --               --        (380,206)           --
Other income and deductions                                      (53,628)        (168,437)       (94,083)      (236,252)
Minority interest                                                 47,678           72,491        108,832        140,932
Interest expense                                                 213,002          177,963        399,279        359,207
                                                             -----------      -----------    -----------    -----------

Loss before income taxes                                        (452,163)        (406,325)      (128,824)      (171,045)

Credit for income taxes                                         (124,838)        (158,347)        (5,203)       (68,941)
                                                             -----------      -----------    -----------    -----------

Net loss                                                     $  (327,325)     $  (247,978)   $  (123,621)   $  (102,104)
                                                             ===========      ===========    ===========    ===========


Net loss per common share:
       Basic                                                 $      (.21)     $      (.15)      $   (.08)     $    (.06)
       Diluted                                               $      (.21)     $      (.15)      $   (.08)     $    (.06)

Weighted average shares outstanding:
       Basic                                                   1,583,414        1,583,414      1,583,414      1,583,414
       Effects of dilutive stock options                             --               --             --             --
                                                             -----------      -----------    -----------    -----------

       Diluted                                                 1,583,414        1,583,414      1,583,414      1,583,414
                                                             ===========      ===========    ===========    ===========















SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                             June 30
                                                                                             -------
                                                                                        1999           1998
                                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                    $  (123,621)   $  (102,104)
          Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
                    Depreciation and amortization                                       1,870,272      1,634,020
                    Gain on disposal of property                                         (380,206)          (750)
                    Deferred income taxes                                                 (77,191)      (185,831)
                    Minority interest                                                      78,833        110,933
          Changes to operating assets and liabilities that provided (used) cash:
                    Accounts receivable                                                (1,075,484)     2,916,926
                    Inventories                                                          (915,947)      (398,040)
                    Prepaid expenses and other                                               (652)       284,104
                    Other assets                                                           41,340        345,693
                    Accounts payable                                                      333,835     (2,027,667)
                    Environmental reserve                                                (433,884)      (609,258)
                    Accrued compensation                                                  274,946       (863,245)
                    Other accruals                                                       (206,802)      (714,327)
                    Postretirement benefits                                               150,000        100,000
                                                                                      -----------    -----------
                              Total adjustments                                          (340,940)       592,558
                                                                                      -----------    -----------
                              Net cash provided by (used in) operating activities        (464,561)       490,454
                                                                                      -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                         (2,825,546)    (2,829,025)
          Proceeds from sale of fixed assets                                              380,000      1,368,000
          Change in proceeds from bond issue                                            1,182,366     (2,973,046)
                                                                                      -----------    -----------
                               Net cash used in investing activities                   (1,263,180)    (4,434,071)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Borrowing under revolving credit facility                                     1,236,033        130,400
          Borrowing under equipment loan facility                                       1,200,000            --
          Repayment of long term debt                                                     (10,000)           --
          Principal payments under capital lease obligations                             (135,192)      (142,298)
          Proceeds from debt issued                                                           --       4,000,000
          Debt issuance costs                                                                 --        (222,985)
                                                                                      -----------    -----------
                               Net cash provided by financing activities                2,290,841      3,765,117
                                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents                                      563,100       (178,500)
Cash and cash equivalents at beginning of period                                          192,689        398,093
                                                                                      -----------    -----------
                                                                                      $   755,789    $   219,593
Cash and cash equivalents at end of period                                            ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                    Interest                                                          $   340,925    $   365,085
                    Income taxes                                                      $   130,412    $   138,012
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Capital lease obligations incurred with the acquisition of equipment         $    26,500    $   119,373
         Capital lease terminations                                                   $    24,963    $    46,432


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

2. The Company and at least seventeen other companies are potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Environmental Protection Agency (`EPA') issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task. The Company and the other potentially responsible parties have negotiated with the EPA as to how best to effect the clean-up operation. After negotiation, an agreement was reached with the EPA on clean-up methodology. This agreement has been incorporated into Consent Decree with both the EPA and State of Ohio. The Consent Decrees were lodged on May 14, 1999 and after a public comment period, were entered by the Court on July 7, 1999. These Consent Decrees resolve the claims of the EPA and State of Ohio and provide for the clean up of the Fields Brook watershed. The Company's share of clean-up costs is anticipated to be in the range of approximately $3.0 million.

   The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including property owned by the Company. The amount of the reserve at June 30, 1999 is $7.6 million. The reserve includes a provision for the Company's anticipated share of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of other sites. Some of these studies have been completed; others are ongoing. In many cases, the methods of remediation remain to be agreed upon.

   The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts. In addition to the above, there are several other claims and lawsuits pending against the Company and its subsidiaries. One of those lawsuits involves the division of costs between several potentially responsible companies for reimbursement to the EPA for costs it incurred to conduct environmental remediation at a drum and barrel recycler, which the Company had utilized several years ago. The potentially responsible companies entered into an Agreement to, among other things, jointly defend the cost claims of the EPA. A dispute arose amongst the potentially responsible companies over the Agreement which resulted in the filing of a lawsuit. The matter went to trial before a jury in June of 1999 and a judgment was entered against the Company in the amount of approximately $750,000, plus interest and attorney fees. The Company is taking an appeal to the Michigan Court of Appeals and believes it has reasonable grounds to seek reversal of the judgment.

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

DETREX CORPORATION

3. Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has five operating segments that meet the quantitative thresholds of Statement No. 131:
        - Harvel Plastics - manufactures PVC and CVPC pipe and custom extrusions
        - Elco Corporation - produces lubricant additives, hydrochloric acid and fine chemicals
        - Seibert-Oxidermo - supplies paint, primers and specialty coatings for the automotive industry
        - Equipment Division - designs, engineers and sells industrial cleaning equipment
        - Solvents Division - distributes virgin or reclaimed solvents and aqueous or semi-aqueous cleaning chemistries.
Information regarding the Company's Automation Division and RTI Laboratories Division are combined with corporate data since they do not meet the quantitative thresholds. In addition, Corporate data includes interest expense, corporate administrative expense, and provisions for certain employee benefit items. Data (in thousands) for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 is as follows:


                                                   Three Months Ended June 30          Six Months Ended June 30
                                                    1999              1998              1999             1998
                                                    ----              ----              ----             ----
Net sales:
   Harvel Plastics                                   8,611,848          7,687,199      $17,309,703       14,787,907
   Elco Corporation                                  4,610,565          3,947,222        9,874,093        9,908,837
   Seibert-Oxidermo                                  3,497,969          3,271,347        6,879,095        6,378,187
   Equipment Division                                1,509,195          2,228,115        2,002,319        3,515,256
   Solvents Division                                 3,551,517          3,619,387        7,248,468        7,125,060
   Other                                               424,564            539,162          885,994        1,012,876
                                                   -----------        -----------      -----------      -----------
      Total                                        $22,205,658        $21,292,432      $44,199,672      $42,728,123
                                                   ===========        ===========      ===========      ===========

Earnings (loss) before income taxes:
   Harvel Plastics                                     523,942            787,727        1,197,237        1,531,458
   Elco Corporation                                    140,455            (90,587)         692,488          696,545
   Seibert-Oxidermo                                    119,764            (64,721)         199,008         (154,724)
   Equipment Division                                  (69,018)           (83,139)        (438,493)        (382,564)
   Solvents Division                                   (15,125)            46,382            1,214           87,706
   Other                                                72,196            154,266          211,225          244,914
                                                   -----------        -----------      -----------      -----------
      Sub-total                                        772,214            749,928        1,862,679        2,023,335

   Corporate administrative expense                   (956,296)          (919,620)      (1,871,554)      (1,888,832)
   Corporate interest expense                         (177,476)          (165,827)        (334,329)        (327,271)
   Other                                               (90,605)           (70,806)         214,380           21,723
                                                   -----------        -----------      -----------      -----------
      Total                                        $  (452,163)       $  (406,325)     $  (128,824)     $  (171,045)
                                                   ===========        ===========      ===========      ===========

DETREX CORPORATION




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):

                                                       Three Months Ended                        Six Months Ended
                                                              June 30                                 June 30
                                                              -------                                 -------
                                                       1999               1998               1999             1998
                                                       ----               ----               ----             ----
                                                   $         %        $         %         $         %         $       %
                                                   -         -        -         -         -         -         -       -
Sales                                             22,206     100.0   21,292     100.0     44,200    100.0    42,728  100.0
Gross margin                                       5,163      23.2    4,905      23.0     10,646     24.1    10,327   24.2
Selling, general and administrative expenses       4,466      20.1    4,393      20.6      8,871     20.0     8,600   20.1
Depreciation and amortization                        942       4.2      837       3.9      1,871      4.2     1,634    3.8
Net loss                                            (327)     (1.5)    (248)     (1.2)      (124)    (0.3)     (102)  (0.2)


Detrex Corporation and its consolidated subsidiaries (the "Company") incurred a net loss of $327,325 for the second quarter of 1999 compared with a net loss of $247,978 for the second quarter of 1998. For the first half of 1999, the Company incurred a net loss of $123,621 compared with a net loss of $102,104 for the first half of 1998.

Sales for the six month period were up $1.5 million largely due to strong sales activity in the plastic pipe subsidiary, Harvel Plastics ("Harvel"), as new production capacity was brought on stream and a smaller sales increase in the paint subsidiary, Seibert-Oxidermo ("Seibert"). The increase in sales was partially offset by weaker sales in the Equipment Division of the Company.

The gross margins of the Company remain approximately the same for the six-month period, 24.1% versus 24.2% a year ago. Gross margin increased in the second quarter, 23.2% in 1999 compared to 23% for the same period in 1998.

Selling, general and administrative expenses increased due to the effect of a smaller pension credit than the company received in 1998 and higher expenses for information systems upgrades.

The provision for depreciation and amortization is slightly higher than 1998 as a result of depreciation of the new plant in Ashtabula, Ohio and Harvel's new plant in Bakersfield, California.

Interest expense is higher in 1999 due to an increase in borrowings and higher interest rates from a year ago.

The income tax credit in 1999 reflects a credit for federal income tax, partially offset by state and local income tax expense.

DETREX CORPORATION

Results of Operations - Segment Disclosure

Harvel sales are up for the quarter and year-to-date from a combination of strong demand in the building industry and ramping up of new production on the West Coast. In spite of the increased volume, earnings were down due to the production start-up costs and a margin decline caused by more rapid increases in raw material prices than finished goods prices.

The Elco Corporation ("Elco") achieved improved sales performance in the second quarter but on a year-to-date basis sales are approximately the same. Demand improved late in the second quarter for lubricant additives and acid. The increase in second quarter volume generated improved profitability compared to the same period last year; in addition profits in 1999 were effected by the cost to consolidate manufacturing into the Ashtabula facility.

Sales and earnings at Seibert improved in the quarter and year-to-date due to strong automotive demand and several new accounts coming on stream. Earnings performance was affected by the cost to consolidate manufacturing operations into one location and costs for a high level of product trials and approval tests with customers for new applications.

The Equipment Division continues to experience losses as the market for cleaning equipment remains low. The organization has been restructured for lower volume and the break-even point has been reduced significantly.

The Solvent Division's sales are level year over year; however, the mix has changed to less profitable products which had a negative impact on income.

Liquidity, Financial Condition and Capital Resources

The Company utilized internally generated funds, the proceeds from the sale of a closed plant and increased borrowing to finance operating activities and $2.8 million in capital expenditures during the first half of 1999. The Company borrowed $1.2 million under its equipment facility and borrowings under its revolving credit facility increased by an additional $1.2 million. In May 1999 the Company and Comerica Bank amended the Company's Credit Agreement to provide more flexibility with respect to the equipment loan facility.

Working capital was $6.5M at June 30, 1999 compared to $5.9M at December 31, 1998. Accounts receivable increased by $1.1 million, primarily due to the higher sales volume at Harvel. Inventories also increased from the December 31, 1998 level, primarily due to Harvel's new production facility on the West Coast. The Company is paying no dividends and cannot forecast when the dividend will be restored.

Year 2000 Compliance

The Company has substantially completed its work to resolve the potential impact of the Year 2000 on the processing of information by its computerized information systems. Year 2000 ("Y2K") issues may arise if computer programs have been written using two digits, instead of four, to define the applicable year. In such case, a program that utilizes time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

In 1997, the Company undertook a study to determine its future computer hardware and software requirements for its management information systems, including Y2K compliance considerations. Since then the Company has implemented a program, consisting of two phases, for achieving upgraded systems and Y2K compliance. The first phase of the program consisted of replacing the Company's computerized information systems and programs with

DETREX CORPORATION

new systems and programs that are Y2K compliant. As of November 1998, the Company had completed the first phase. As a result, the Company's accounts payable, accounts receivable and general ledger were upgraded to new, Y2K compliant systems and programs. The Company converted its fixed asset records to new Y2K compliant programs in the second quarter of 1999.

The second phase of becoming Y2K compliant in its management information systems was the replacement of computerized information systems and programs that perform job costing for the Company's Equipment Division and sales invoicing for the Company's Solvents and Equipment Divisions with Y2K compliant systems and programs. The Company completed this phase on July 30, 1999.

All of the parent Company's operations systems were reviewed and work plans were established to develop Y2K compliance. This has now been accomplished. In addition the Company's subsidiaries, Harvel, Elco and Seibert, are substantially Y2K compliant.

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

To become Y2K compliant, the Company appointed an officer as project coordinator for its Y2K program and engaged the services of information systems consultants. As of July 31, 1999, the Company has spent approximately $900,000 to upgrade its information systems and programs, most of which were for capital expenditures. The Company cannot accurately allocate the portion of such expenditures for information systems and programs that relate solely to Y2K compliance.

In the last two years, the Company has dedicated significant management attention to the Y2K issue. Management updates the Board of Directors on a regular basis concerning the Company's progress in achieving Y2K compliance. Because its expects to become Y2K complaint, the Company has not developed a contingency plan in the event that it should fail to become Y2K compliant. The Company will continue to monitor its progress in becoming Y2K compliant and will develop contingency plans as needed if it determines that there will be a shortfall in its Y2K efforts or those of its vendors, financial institutions and customers. The Company currently cannot determine the cost of contingency plans, should they be necessary.

DETREX CORPORATION

                           PART II - OTHER INFORMATION

Item 4                     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The 74th Annual Meeting of the Stockholders of Detrex Corporation was held in Southfield, Michigan on the 22nd day of April 1999.

(b) Election of Messrs. King and Mangold as Directors of the First Class to hold office for three year terms and until their successors have been elected and qualify:

                                                Mr. King        Mr. Mangold
                                                --------        -----------
                           For                 1,397,916         1,397,914
                           Against                 --               --
                           Abstain                 6,460             6,462


                           Messrs. Cox, Emmett, Mark, McCleary, and Thalacker, and Withrow continue as directors.


Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10(n) - Fifth Amendment to Comerica Credit Agreement, dated as of May 20, 1999.

(b) No reports on Form 8-K have been filed for the quarter ended June 30, 1999.

DETREX CORPORATION



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DETREX CORPORATION

Date     8/4/99                /s/ S.J. Quinlan
         ------                ---------------------------------------------
                                   S.J. Quinlan
                                   Controller and Chief Accounting Officer



Date     8/4/99                /s/ G.J. Israel
         ------                --------------------------------------------
                                   G.J. Israel
                                   Vice President - Finance and Chief
                                     Financial Officer

                                 Exhibit Index
                                 -------------


Exhibit No.                Description
-----------                -----------
  10(n)                    Fifth Amendment to Credit Agreement
  27                       Financial Data Schedule