Form 10-Q
period 1999-09-30
DETREX CORPORATION
filed 1999-11-12
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999   Commission file number 0-784
                               ------------------                          -----

                               DETREX CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Michigan                                  38-0480840
   ------------------------------------           -----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

24901 Northwestern Hwy., Ste. 500, Southfield,  MI          48075
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code           (248) 358-5800
                                                           -------------------

Securities registered pursuant to section 12(b) of the Act:

                                                 Name of each exchange on
    Title of each class                             which registered
    -------------------                             -------------------
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

As of October 27, 1999 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION
                                      INDEX

PART I                 FINANCIAL INFORMATION                              PAGE
------                 ---------------------                              ----
              Item 1   Condensed Consolidated Balance Sheets-
                       September 30, 1999 (Unaudited) and
                       December 31, 1998                                   3

                       Condensed Consolidated Unaudited Statements
                       of Operations For the Three and Nine Months
                       Ended September 30, 1999 and 1998                   4

                       Consolidated Unaudited Statements of Cash
                       Flows- Nine Months Ended September 30, 1999
                       and 1998                                            5

                       Notes to Condensed Consolidated Unaudited
                       Financial Statements                                6-7

              Item 2   Management's Discussion and Analysis of
                       Interim Financial Information                       8-10


PART II                OTHER INFORMATION
-------                -----------------

              Item 6   Exhibits and Reports on Form 8-K                    10


SIGNATURES                                                                 11

DETREX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         UNAUDITED           AUDITED
                                                                       September 30,       December 31,
                                                                       -------------       ------------
                                                                           1999                1998
                                                                           ----                ----
ASSETS
------

Current Assets:
Cash and cash equivalents                                               $   148,129        $   192,689
Accounts receivable (less allowance for uncollectible accounts
      of $278,000 in 1999 and $249,000 in 1998)                          13,921,374         12,222,210
Accounts receivable-other                                                   530,000               --
Inventories:
           Raw materials                                                  5,681,330          3,435,271
           Work in process                                                  281,522            333,283
           Finished goods                                                 6,239,215          7,157,247
                                                                        -----------        -----------
                              Total  Inventories                         12,202,067         10,925,801
Prepaid expenses and other                                                1,073,275            966,651
Deferred income taxes                                                     1,924,027          1,924,027
                                                                        -----------        -----------
                              Total Current Assets                       29,798,872         26,231,378

Land, buildings, and equipment-net                                       26,329,575         25,263,345
Land, buildings, and equipment held for sale                                180,000             21,232
Bond proceeds held for investment - restricted                                 --            1,247,902
Prepaid pensions                                                          1,680,023          1,383,246
Deferred income taxes                                                     1,023,626            689,504
Other assets                                                              1,053,152          1,154,148
                                                                        -----------        -----------
                                                                        $60,065,248        $55,990,755
                                                                        ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
Loans payable                                                           $ 7,941,653        $ 6,289,774
Current portion of long-term debt                                           818,000            500,000
Current maturities of capital leases                                        221,691            256,724
Accounts payable                                                         10,759,901          9,682,835
Environmental reserve                                                     1,235,000          1,235,000
Accrued compensation                                                        443,663            263,872
Other accruals                                                            2,473,239          2,078,391
                                                                        -----------        -----------
                               Total Current Liabilities                 23,893,147         20,306,596

Long term portion of capital lease obligations                              319,947            468,142
Long-term debt                                                            4,705,500          3,500,000
Accrued postretirement benefits                                           4,832,375          4,671,375
Environmental reserve                                                     6,382,339          6,803,817
Accrued pensions and other                                                  148,079            148,079
Minority interest                                                         2,150,659          2,067,500

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         outstanding 1,583,414 shares                                     3,166,828          3,166,828
Additional paid-in capital                                                   22,020             22,020
Retained earnings                                                        14,444,354         14,836,398
                                                                        -----------        -----------
                              Total Stockholders' Equity                 17,633,202         18,025,246
                                                                        -----------        -----------
                                                                        $60,065,248        $55,990,755
                                                                        ===========        ===========

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF
OPERATIONS

                                                      Three Months Ended                Nine Months Ended
                                                         September 30                     September 30
                                                   1999              1998            1999              1998
                                                   ----              ----            ----              ----
Net sales                                       $ 23,277,078     $ 22,112,737     $ 67,476,750     $ 64,840,860


Cost of sales                                     17,765,900       16,540,226       51,319,677       48,998,792
Selling, general and administrative expenses       4,741,393        4,769,307       13,612,018       13,311,982
Provision for depreciation and amortization          934,119          835,597        2,804,391        2,469,637
Net (gain) loss from property transaction             72,604             --           (307,602)            --
Other (income) and deductions                        (76,065)         (45,992)        (170,148)        (282,244)
Minority interest                                     34,326           81,617          143,158          222,549
Interest expense                                     298,350          228,315          697,629          587,522
                                                ------------     ------------     ------------     ------------


Loss before income taxes                            (493,549)        (296,333)        (622,373)        (467,378)

Credit for income taxes                             (225,130)         (30,033)        (230,333)         (98,974)
                                                ------------     ------------     ------------     ------------



Net loss                                        $   (268,419)    $   (266,300)    $   (392,040)    $   (368,404)
                                                ============     ============     ============     ============



Net loss per common share:
       Basic                                    $       (.17)    $       (.17)    $       (.25)    $       (.23)
       Diluted                                  $       (.17)    $       (.17)    $       (.25)    $       (.23)

Weighted average shares outstanding:
       Basic                                       1,583,414        1,583,414        1,583,414        1,583,414
       Effects of dilutive stock options                --               --               --               --
                                                ---------------------------------------------------------------
       Diluted                                     1,583,414        1,583,414        1,583,414        1,583,414
                                                ============     ============     ============     ============



SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                                           September 30
                                                                                           ------------
                                                                                        1999          1998
                                                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                  $  (392,040)   $  (368,404)
          Adjustments to reconcile net loss to net cash provided by
          operating activities:
                    Depreciation and amortization                                     2,804,391      2,469,637
                    Gain on disposal of assets                                         (307,602)          (750)
                    Deferred income taxes                                              (334,122)      (334,864)
                    Minority interest                                                    83,159        162,550
          Changes to operating assets and liabilities that provided (used) cash:
                    Accounts receivable                                              (1,699,164)     2,971,918
                    Accounts receivable- other                                         (530,000)          --
                    Inventories                                                      (1,276,266)      (414,609)
                    Prepaid expenses and other                                         (403,401)      (369,179)
                    Other assets                                                         90,502        (47,996)
                    Accounts payable                                                  1,077,066     (1,338,214)
                    Environmental reserve                                              (421,478)      (746,057)
                    Accrued compensation                                                179,791       (844,642)
                    Other accruals                                                      388,036       (484,439)
                    Postretirement benefits                                             161,000        175,000
                                                                                    -----------    -----------
                              Total adjustments                                        (188,088)     1,198,355
                                                                                    -----------    -----------
                              Net cash (used in) provided by operating activities      (580,129)       829,951
                                                                                    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                       (4,211,754)    (4,492,286)
          Sale of fixed assets                                                          504,414      1,368,000
          Unused proceeds from bond issue-restricted for capital expenditures         1,247,902     (2,010,227)
          Proceeds from insurance settlement                                               --        1,250,000
                                                                                    -----------    -----------
                               Net cash used in investing activities                 (2,459,438)    (3,884,513)
                                                                                    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
          Borrowing under revolving credit facility-net                               1,651,879       (809,609)
          Borrowing under equipment loan facility-net                                 1,523,500           --
          Principal payments under capital lease obligations                           (180,373)      (208,925)

          Proceeds from debt issued                                                        --        4,000,000
          Debt issuance costs                                                              --         (222,985)
                                                                                    -----------    -----------
                               Net cash provided by financing activities              2,995,006      2,758,481
                                                                                    -----------    -----------
Net decrease in cash and cash equivalents                                               (44,560)      (296,081)
Cash and cash equivalents at beginning of period                                        192,689        398,093
                                                                                    -----------    -----------
Cash and cash equivalents at end of period                                          $   148,129    $   102,012
                                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                    Interest                                                        $   657,104    $   596,628
                    Income taxes                                                    $   176,585    $   282,413
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Capital lease obligations incurred with the acquisition of equipment       $    26,500    $   119,373
         Capital lease terminations                                                 $    29,256    $    73,530


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

          The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including property owned by the Company. The amount of the reserve at September 30, 1999 is $7.6 million. The reserve includes a provision for the Company's anticipated share of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of other sites. Some of these studies have been completed; others are ongoing. In many cases, the methods of remediation remain to be agreed upon.

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

DETREX CORPORATION

3. Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has five operating segments that meet the quantitative thresholds of Statement No. 131:
-  Harvel Plastics - manufactures PVC and CVPC pipe and custom extrusions
- Elco Corporation - produces lubricant additives, hydrochloric acid and fine chemicals
- Seibert-Oxidermo - supplies paint, primers and specialty coatings for the automotive industry
- Equipment Division - designs, engineers and sells industrial cleaning equipment
- Solvents Division - distributes virgin or reclaimed solvents and aqueous or semi-aqueous cleaning chemistries.
Information regarding the Company's Automation Division and RTI Laboratories Division are combined with corporate data since they do not meet the quantitative thresholds. In addition, Corporate data includes interest expense, corporate administrative expense, and provisions for certain employee benefit items. Data (in thousands) for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 is as follows:

                                            Three Months Ended Sept 30         Nine Months Ended Sept 30
                                             1999               1998             1999              1998
                                             ----               ----             ----              ----
Net sales:
   Harvel Plastics                       $  9,096,969      $  7,789,605      $ 26,406,671      $ 22,577,512
   Elco Corporation                         5,291,885         4,975,414        15,165,978        14,884,251
   Seibert-Oxidermo                         3,294,703         2,594,950        10,173,798         8,973,137
   Equipment Division                       1,530,895         2,192,332         3,533,214         5,707,588
   Solvents Division                        3,639,293         3,741,590        10,887,764        10,866,650
   Other                                      423,333           818,846         1,309,325         1,831,722
                                         ------------      ------------      ------------      ------------
      Total                              $ 23,277,078      $ 22,112,737      $ 67,476,750      $ 64,840,860
                                         ============      ============      ============      ============

Earnings (loss) before income taxes:
   Harvel Plastics                            377,936           886,882         1,575,173         2,418,340
   Elco Corporation                           497,558           158,164         1,190,046           854,709
   Seibert-Oxidermo                           (20,733)         (204,067)          178,280          (358,791)
   Equipment Division                        (125,788)         (140,772)         (564,281)         (523,336)
   Solvents Division                             (421)           38,755               781           126,461
   Other                                      111,161           176,909           322,386           421,923
                                         ------------      ------------      ------------      ------------
      Sub-total                               839,713           915,871         2,702,385         2,939,306

   Corporate administrative expense          (937,737)         (931,555)       (2,809,291)       (2,820,387)
   Corporate interest expense                (225,052)         (163,895)         (559,381)         (491,166)
   Other                                     (170,473)         (116,754)           43,914           (95,131)
                                         ------------      ------------      ------------      ------------

      Total                              $   (493,549)     $   (296,333)     $   (622,373)     $   (467,378)
                                         ============      ============      ============      ============

DETREX CORPORATION


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):


                                                         Three Months Ended                      Nine Months Ended
                                                            September 30                            September 30
                                                            ------------                            ------------
                                                       1999               1998               1999              1998
                                                       ----               ----               ----              ----
                                                    $          %       $         %          $        %         $       %
                                                    -          -       -         -          -        -         -       -
Sales                                             23,277     100.0   22,113     100.0     67,477   100.00    64,841  100.0
Gross margin                                       5,511      23.7    5,573      25.2     16,157     23.9    15,842   24.4
Selling, general and administrative expenses       4,741      20.4    4,769      21.6     13,612     20.2    13,312   20.5
Depreciation and amortization                        934       4.0      836       3.8      2,804      4.2     2,470    3.8
Net income (loss)                                  (268)     (1.2)    (266)     (1.2)      (392)    (0.6)     (368)   (.6)

Detrex Corporation and its consolidated subsidiaries (the Company) incurred a net loss of $268,419 for the third quarter of 1999 compared with a net loss of $266,300 for the third quarter of 1998. For the first nine months of 1999, the Company incurred a net loss of $392,040 compared with a net loss of $368,404 for the first nine months of 1998.

Sales for the nine month period were up $2.6 million largely due to increased sales in the plastic pipe subsidiary, Harvel Plastics ("Harvel"), as demand was strong in the building industry and the new West Coast location allowed Harvel to service new markets. A smaller sales increase in the paint subsidiary, Seibert-Oxidermo ("Seibert") from new business coming on stream also contributed to increased sales for the Company. The increased sales were partially offset by weaker sales in the Automation and Equipment Divisions of the Company.

The gross margins of the Company were lower for the nine-month period 23.9% versus 24.4% for a year ago. Gross margins decreased in the third quarter 23.7% in 1999 compared to 25.2% for the same period in 1998. Gross margin reduction for the quarter was largely due to increases in raw material costs at Harvel, partially offset by gross margin increases at The Elco Corporation ("Elco") and Seibert due to favorable product mix and manufacturing efficiencies from plant consolidation.

Selling, general and administrative expenses were level with the third quarter of 1998.

The provision for depreciation and amortization is higher than 1998 as a result of depreciation of new plants in Ashtabula, Ohio and Bakersfield, California as well as the new information management system at the Corporate headquarters.

Interest expense is higher in 1999 due to an increase in borrowings and higher interest rates from a year ago.

The income tax credit in 1999 reflects a credit for federal income tax, partially offset by state and local income tax expense.

DETREX CORPORATION

Results of Operations - Segment Disclosure


Harvel sales are up for the quarter and year-to-date over a year ago from a combination of strong demand in the building industry and servicing new markets from their West Coast facility. Earnings were down year-to-date due to a margin decline caused by increased raw material costs.

Elco's sales performance was up slightly in the third quarter and on a year-to-date basis. Favorable product mix and reduced manufacturing expense resulted in an increase in operating income over the same period a year ago.

Seibert's sales improved in the quarter and year-to-date due to continued strong automotive demand and volume increases from new accounts. In spite of larger than normal lab and testing costs associated with product approvals, earnings were up due to favorable product mix and manufacturing efficiencies.

The third quarter and year-to-date sales and earnings for the Equipment Division were lower than year-ago levels due to continued weakness in the cleaning equipment market; however, quote activity and order bookings increased in the quarter.

Solvents Division sales for the third quarter and year-to-date were approximately the same as 1998. Sales in low margin product lines reduced earnings versus the third quarter and year-to-date periods last year.


Liquidity, Financial Condition, and Capital Resources

The Company utilized internally generated funds, the proceeds from the sale of a closed plant and increased borrowing to finance operating activities and $4.2 million in capital expenditures during the first nine months of 1999. The Company borrowed $1.5 million under its equipment facility and borrowings under its revolving credit facility increased by an additional $1.7 million. In May 1999 the Company and Comerica Bank amended the Company's Credit Agreement to provide more flexibility with respect to the equipment loan facility.

Working capital was $5.9 at both September 30,1999 and December 31, 1998. Accounts receivable increased by $1.7 million, primarily due to the higher sales volume at Harvel. Inventories also increased from the December 31, 1998 level, partially due to Harvel's new production facility on the West Coast. The Company is paying no dividends and cannot forecast when the dividend will be restored.


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

The second phase of becoming Y2K compliant in its management information systems was the replacement of computerized information systems and programs that perform job costing for the Company's Equipment Division and sales invoicing for the Company's Solvents and Equipment Divisions with Y2K compliant systems and programs. The Company completed this phase in the third quarter of 1999.

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

To become Y2K compliant, the Company appointed an officer as project coordinator for its Y2K program and engaged the services of information systems consultants. As of September 30, 1999, the Company has spent approximately $1.0 million to upgrade its information systems and programs, most of which were for capital expenditures. The Company cannot accurately allocate the portion of such expenditures for information systems and programs that relate solely to Y2K compliance.

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



                           PART II - OTHER INFORMATION

Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                        None

(b) No reports on Form 8-K have been filed for the quarter ended September 30, 1999.

DETREX CORPORATION



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DETREX CORPORATION

Date    11/12/99               S. J. Quinlan
    ----------------           ---------------------------------------------
                               S. J. Quinlan
                               Controller and Chief Accounting Officer



Date     11/12/99              G. J. Israel
    ----------------           ---------------------------------------------
                               G. J. Israel
                               Vice President - Finance and Chief Financial
                               Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                  Description
-----------                  -----------
    27                       Financial Data Schedule