Form 10-K405
period 1999-12-31
DETREX CORPORATION
filed 2000-03-27
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          ------------------------------------------------------

                                       or

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------   ---------------------

Commission file number 0-784
                      ----------------------------------------------------------


                               DETREX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                             38-0480840
           --------                                             ----------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

24901 Northwestern Hwy, Suite 500, Southfield, Michigan           48075
-------------------------------------------------------     --------------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            (248) 358-5800
                                                            --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
Title of each class                                which registered
------------------------                        ---------------------------
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
                                          Yes    X                NO
                                              -------               ---------

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                                       FORM 10-K

The aggregate market value (based upon the NASDAQ Closing Price) of Common Capital Stock on March 17, 2000 of Detrex Corporation held by nonaffiliates was approximately $4,948,169 million.


The number of shares of Common Capital Stock, $2 Par Value, outstanding on March 17, 2000 was 1,583,414.

Documents incorporated by reference:


                                                           Part and Item Number
                                                            of Form 10-K into
               Document                                     which Incorporated
               --------                                     ------------------

1.       Detrex Corporation                                 Part II Items 5 through 8
         Annual Report to                                   Part IV, Item 14
         Shareholders for the year
         ended December 31, 1999

2.       Detrex Corporation                                 Part III, Items 10, 11, 12
         Notice of Annual                                   and 13
         Meeting of Shareholders
         and Proxy Statement for
         the Annual Meeting of
         Shareholders to be held
         April 27, 2000



                                                                       FORM 10-K

                                     PART I

ITEM 1. BUSINESS

Detrex Corporation was incorporated in Michigan in 1925. Detrex Corporation and its subsidiaries (the Company) operate predominantly in chemicals and allied products, services, and supply processes for use by manufacturing and service industries and is comprised of the following operations:

Detrex Corporation

     - Solvents and Equipment Divisions - provide solutions for production parts cleaning needs, including equipment, solvents, recycling of waste, and contract parts cleaning

Subsidiaries of Detrex Corporation

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

Net sales by product line for each of the last five years are set forth below:

                                                              Product Line
                                                     ------------------------------
                                                      Chemical
                                                       Products          Chemical
                                                     and Services        Equipment            Total
                                                     ------------      ------------      -------------
                  1999                                $84,921,659      $  5,494,176      $  90,415,835
                  1998                                 77,914,813         8,124,464         86,039,277
                  1997                                 83,466,537        12,290,264         95,756,801
                  1996                                 78,017,582        18,807,854         96,825,436
                  1995                                 77,698,771        16,603,228         94,301,999


Of the $85 million included in 1999 Chemical Products and Services sales, approximately $14.5 million (17%) represent sales by the Company's solvents division, $13.5 million (16%) represent sales by its paint subsidiary, $19.9 million (23%) represent sales by its lubricants subsidiary, $35.7 million (42%) represent sales by its plastic pipe subsidiary and $1.4 million (2%) represent sales of other related chemical products and services. For additional information regarding the operating segments of the Company, see Note 15 to the Consolidated Financial Statements.

                                                                       FORM 10-K

ITEM 1. BUSINESS (Continued)

The backlog of orders at any one time is generally not significant to the Company's business. At December 31, 1999, the Company's backlog of equipment orders was approximately $800,000 and the Company expects to complete all of these orders in the first half of 2000.

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

The approximate dollar amounts spent during 1999, 1998, and 1997 on research sponsored by the Company were $1,286,000, $1,243,000 and $1,365,000, respectively. The number of professional employees engaged in such activities were 12 for 1999, 14 for 1998, and 16 for 1997.

There are no customers to which sales were made in an amount which equals ten percent or more of consolidated revenues.

The Company does not expect to incur significant capital expenditures for environmental compliance in 2000. However, the Company does expect to continue to incur significant professional fees and expenses in connection with its environmental compliance efforts. The Company maintains an environmental reserve which at December 31, 1999 totaled $7.3 million, of which $1.5 million is estimated to be spent in 2000. A more detailed discussion of environmental matters is included under Item 3 - Legal Proceedings and in Management's Discussion and Analysis in the Annual Report.

The Company employed 327 persons as of December 31, 1999.

The Company is not engaged in manufacturing operations in foreign countries. For information regarding sales by customer location, see Note 15 to the Consolidated Financial Statements.

                                                                       FORM 10-K

ITEM 1. BUSINESS (Concluded)

The Company utilized a combination of internally generated funds, the proceeds from the sale of a closed plant and increased borrowings to finance its activities during 1999. As of December 31, 1999, working capital was $3.7 million compared to $5.9 million at December 31, 1998. For a discussion of the Company's Credit Agreement, see Note 5 to the Consolidated Financial Statements and Management's Discussion and Analysis in the Annual Report.

The Company has market risks which could arise from fluctuations in interest rates under both its Credit Agreement and the Industrial Development Bonds issued by the California Economic Development Financial Authority. (see Notes 5 and 6 to the Consolidated Financial Statements). A 1% increase in the prime interest rate could impact the Company's pretax earnings by approximately $100,000 and a 1% increase in tax-exempt bond interest rates could affect pretax earnings by a maximum of $35,000.

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

                                                                       FORM 10-K

ITEM 2. PROPERTIES (Concluded)


5) The Company owns a building used as a research laboratory and office in Bowling Green, Kentucky. In addition, the company owns a separate building in Bowling Green for its parts cleaning operations.

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


ITEM 3. LEGAL PROCEEDINGS

The Company and at least seventeen other companies are potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Environmental Protection Agency ('EPA') issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task. The Company and the other potentially responsible parties negotiated with the EPA as to how best to effect the clean up operation. After negotiation, an agreement was reached with the EPA on clean-up methodology. The Company's share of clean-up costs is anticipated to be in the range of approximately $2.5 million.

The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. The amounts of the reserve at December 31, 1999 and 1998 were $7.3 million and $8.0 million, respectively. The reserve includes a provision for the Company's anticipated share of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of other sites. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon.

                                                                       FORM 10-K

ITEM 3. LEGAL PROCEEDINGS (Concluded)


The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts. In addition to the above, there are several claims and lawsuits pending against the Company and its subsidiaries. The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts. In addition to the above, there are several other claims and lawsuits pending against the Company and its subsidiaries. One of those lawsuits involves the division of costs between several potentially responsible companies for reimbursement to the EPA for costs it incurred to conduct environmental remediation at a drum and barrel recycler, which the Company had utilized several years ago. The potentially responsible companies entered into an Agreement to, among other things, jointly defend the cost claims of the EPA. A dispute arose amongst the potentially responsible companies over the Agreement which resulted in the filing of a lawsuit. The matter went to trial before a jury in June of 1999 and a judgment was entered against the Company in the amount of approximately $750,000, plus interest and attorney fees. The Company is taking an appeal to the Michigan Court of Appeals and believes it has reasonable grounds to seek reversal of the judgment.

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

                                                                       FORM 10-K

                               PART I (CONTINUED)

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all executive officers of the registrant at March 24, 2000 and their positions and offices with the registrant are as follows:

                  Name and Age                                         Positions and Offices
                  ------------                                         ---------------------

W. C. King                          (55)                      Chairman and Chief Executive Officer (a)

T. E. Mark                          (47)                      President and Chief Operating Officer (b)

G. J. Israel                        (59)                      Vice President - Finance, Treasurer and Chief
                                                              Financial Officer (c)

R. M. Currie                        (46)                      Secretary and General Counsel (d)

S. J. Quinlan                       (36)                      Controller (e)


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

                                                                       FORM 10-K
                                     PART II
                              CROSS REFERENCE SHEET

                                                      Page (and caption) in 1999 Detrex Corporation
                  10-K Item                                  Annual Report to Shareholders*
                  ---------                                  ------------------------------
5.       Market for Registrant's Common
         Stock and Related Shareholder Matters:

         (a)  Market and market prices
                of the common stock                           15- Selected Quarterly Data
         (b)  Approximate number of
                holders of common stock                        - Highlights
         (c)  Dividend history                                14- Management's Discussion and
                                                                    Analysis of Financial Condition
                                                                    and Results of Operations

6.       Selected Financial Data                              16- Selected Financial Data

7.       Management's Discussion and                          13-14 -  Management's Discussion and
         Analysis of Financial Condition                               Analysis of Financial Condition
         and Results of Operations                                     and Results of Operations

8.       Financial Statements and Supplementary
         Data:
         -        Detrex Corporation Consolidated
                  Balance Sheets, December 31,
                  1999 and 1998                                4,5
         -        Consolidated Statements of
                  Operations and Retained Earnings
                  for the Years Ended December 31,
                  1999, 1998, and 1997                         3
         -        Consolidated Statements of Cash
                  Flows for the Years Ended
                  December 31, 1999, 1998, and 1997            6
         -        Notes to Consolidated Financial
                  Statements                                   7-12
         -        Independent Auditors' Report                 2

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

9.       Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                                 Not Applicable


* Detrex Corporation's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein as Exhibit 13 under Item 14(a) 3 of Part IV.

                                                                       FORM 10-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the information set forth under the caption "Election of Directors" in the Detrex Corporation Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held April 27, 2000. The information required for Executive Officers of the Company is included in Part I hereof.

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

                                                                       FORM 10-K

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a) 1.  All Financial Statements

        Detrex Corporation and Subsidiaries (incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1999-see Part II)

(a) 2.  Financial Statement Schedules                                Page

        Independent Auditors' Report                                  15

        Schedule II - Valuation and Qualifying
        Accounts for the Years Ended December 31,
        1999, 1998, and 1997.                                         16

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
                  reference to Commission file #0-784, Annual
                  Report Form 10-K for the year ended
                  December 31, 1997, as Exhibit 3(ii)

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

                                                                       FORM 10-K
                               PART IV (CONCLUDED)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K (Concluded)

(a)      3.       Exhibits (Concluded)
         10(k)    Second Amendment to the Credit Agreement, dated as of                         --
                  March 31, 1997 is hereby incorporated by
                  reference to Commission file #0-784 Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1997, as Exhibit 10(q)

         10(l)    Third Amendment to the Credit Agreement, dated                                --
                  April 22, 1998 is hereby incorporated by reference to
                  Commission file #0-784 Quarterly Report on Form 10-Q for
                  the quarter ended March 31, 1998 as Exhibit 10(o)

         10(m)    Fourth Amendment to the Credit Agreement, dated                               --
                  March 15, 1999 is hereby incorporated by reference to
                  Commission file #0-784 Annual Report on Form 10-K for the
                  Year ended December 31, 1998 as Exhibit 10(m)

         10(n)    Fifth Amendment to the Credit Agreement, dated May 20, 1999                   --
                  is hereby incorporated by reference to Commission file #0-784
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 as Exhibit 10(n)

         10(o)    Sixth Amendment to the Credit Agreement, dated                                Attached as
                  February 29, 2000                                                             an Exhibit

         13       Annual Report to Shareholders for the year ended December 31, 1999            Attached as
                                                                                                an Exhibit

         21       Subsidiaries of the Registrant                                                Attached as
                                                                                                an Exhibit

         23       Consent of Auditors                                                           Attached as
                                                                                                an Exhibit

         27       Financial Data Schedule                                                       Attached as
                                                                                                an Exhibit
(b)      A report was filed on Form 8-K on December 14, 1999 announcing the closing of a manufacturing plant of The Elco Corporation, a subsidiary of the Registrant.

                       DETREX CORPORATION AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULES

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Detrex Corporation:

We have audited the consolidated financial statements of Detrex Corporation and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 1, 2000; such consolidated financial statements and report are included in your Annual Report to Shareholders for the year ended December 31, 1999 and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 14(a)
(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP


Detroit, Michigan
March 1, 2000

                                                                       FORM 10-K

                                                                     SCHEDULE II

DETREX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                      Additions
                                              -----------------------
                                Balance       Charged to     Charged                   Balance
                                Beginning     Costs and      to Other                  at End
         Description             of Year      Expenses       Accounts   Deductions     of Year
         -----------            ---------     ----------    ---------   ----------     -------

Year Ended December 31, 1999

Inventory Valuation Reserves     $221,438      187,214                     193,649    $227,873

Finished Machines Valuation
Reserves                         $251,418                      34,755       24,945    $241,608

Allowance for Uncollectible
Accounts                         $249,368      115,000                     120,100    $244,268


Year Ended December 31, 1998

Inventory Valuation Reserves     $264,190      182,363                     225,115    $221,438

Finished Machines Valuation
Reserves                         $247,007                      14,586       10,176    $251,418

Allowance for Uncollectible
Accounts                         $371,569      158,000                     280,201    $249,368

Year Ended December 31, 1997

Inventory Valuation Reserves     $176,909      272,713                     185,432    $264,190

Finished Machines Valuation
Reserves                         $343,307                      63,470      159,770    $247,007

Allowance for Uncollectible
Accounts                         $394,599      145,721                     168,751    $371,569

                                                                       FORM 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Detrex Corporation
                                        ----------------------------------------
                                                      (Registrant)

         Date  March 27, 2000           By  W. C. King
                                            ------------------------------------
                                            W. C. King
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this twenty-seventh day of March 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                  Signature                       Title


         W. C. King                      Chairman and Chief Executive
-------------------------------          Officer
         W. C. King

         T. E. Mark                      President and Chief Operating
-------------------------------          Officer
         T. E. Mark

         G. J. Israel                    Vice President, Treasurer and
-------------------------------          Chief Financial Officer
         G. J. Israel

         S. J. Quinlan                   Controller and Chief Accounting
-------------------------------          Officer
         S. J. Quinlan

         B. W. Cox                       Director
-------------------------------
         B. W. Cox

         R. A. Emmett, III               Director
-------------------------------
         R. A. Emmett, III

         J. F. Mangold                   Director
-------------------------------
         J. F. Mangold

         B. W. McCleary                  Director
-------------------------------
         B. W. McCleary

         A. R. Thalacker                 Director
-------------------------------
         A. R. Thalacker

         J. D. Withrow                   Director
-------------------------------
         J. D. Withrow

         D. R. Zimmer                    Director
-------------------------------
         D. R. Zimmer

                                 Exhibit Index


Exhibit No.         Description
-----------         -----------
    10(o)           Sixth Amendment to the Credit Agreement,
                    dated February 29, 2000

    13              Annual Report to Shareholders for the year ended
                    December 31, 1999

    21              Subsidiaries of the Registrant

    23              Consent of Auditors

    27              Financial Data Schedule

                      DETREX CORPORATION AND SUBSIDIARIES

                                    EXHIBITS