Form 10-Q
period 2000-03-31
DETREX CORPORATION
filed 2000-04-26
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000  Commission file number  0-784


                               DETREX CORPORATION
------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Michigan                                           38-0480840
    ------------------------------                          ------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

 24901 Northwestern Hwy., Ste. 500, Southfield,  MI           48075
 -----------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code        (248) 358-5800
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

                                                             YES X NO
                                                                ---  ---
As of April 25, 2000 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION
                                      INDEX

PART I                              FINANCIAL INFORMATION                                 PAGE
------                              ---------------------                                 ----
                           Item 1   Condensed Consolidated Balance Sheets-(Unaudited)
                                    March 31, 2000 and (Audited) December 31, 1999          3

                                    Condensed Consolidated Unaudited Statements
                                    of Operations For the Three Months
                                    Ended March 31, 2000 and 1999                           4

                                    Consolidated Unaudited Statements of Cash Flows-
                                    Three Months Ended March 31, 2000 and 1999              5

                                    Notes to Condensed Consolidated Unaudited
                                    Financial Statements                                    6-7

                           Item 2   Management's Discussion and Analysis of
                                    Interim Financial Information                           8-9


PART II                             OTHER INFORMATION
-------                             -----------------

                           Item 6   Exhibits and Reports on Form 8-K                        9


SIGNATURES                                                                                  10

DETREX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            UNAUDITED             AUDITED
                                                                         March 31, 2000      December 31, 1999
ASSETS
------

Current Assets:
Cash and cash equivalents                                                        $ 322,903             $ 381,269
Accounts receivable (less allowance for uncollectible accounts
      of  $228,000 in 2000 and $244,000 in 1999)                                17,301,611            13,363,021
Inventories:
           Raw materials                                                         4,430,451             4,981,780
           Work in process                                                          59,686               332,187
           Finished goods                                                        7,956,712             7,109,459
                                                                               -----------           -----------
                     Total  Inventories                                         12,446,849            12,423,426
Prepaid expenses and other                                                         742,353               991,888
Deferred income taxes                                                            1,419,370             1,419,370
                                                                               -----------           -----------
                     Total Current Assets                                       32,233,086            28,578,974

Land, buildings, and equipment-net                                              26,027,109            26,687,145
Prepaid pensions                                                                 1,817,318             1,760,243
Deferred income taxes                                                            1,335,056             1,454,663
Other assets                                                                     1,083,566             1,136,948
                                                                               -----------           -----------
                                                                               $62,496,135           $59,617,973
                                                                               ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
Loans payable                                                                  $11,521,168            $8,313,749
Current portion of long-term debt                                                  966,000               866,000
Current maturities of capital leases                                               201,588               214,349
Accounts payable                                                                10,789,158            11,403,039
Environmental reserve                                                            1,500,000             1,500,000
Accrued compensation                                                               555,287               300,362
Other accruals                                                                   2,560,156             2,258,978
                                                                               -----------            ----------
                     Total Current Liabilities                                  28,093,357            24,856,477

Long term portion of capital lease obligations                                     224,102               267,942
Long-term debt                                                                   4,111,275             4,802,775
Accrued postretirement benefits                                                  4,777,822             4,702,822
Environmental reserve                                                            5,730,044             5,834,555
Accrued pension and other                                                          100,696               100,696
Minority interest                                                                2,274,955             2,160,379

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         outstanding 1,583,414 shares                                            3,166,828             3,166,828
Additional paid-in capital                                                          22,020                22,020
Retained earnings                                                               13,995,036            13,703,479
                                                                               -----------           -----------
                     Total Stockholders' Equity                                 17,183,884            16,892,327
                                                                               -----------           -----------
                                                                               $62,496,135           $59,617,973
                                                                               ===========           ===========

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF  OPERATIONS

                                                                   Three Months Ended
                                                                        March 31
                                                                   2000           1999
                                                                   ----           ----

Net sales                                                         $26,906,085   $21,994,014


Cost of sales                                                      20,142,436    16,510,918
Selling, general and administrative expenses                        4,867,773     4,405,008
Provision for depreciation and amortization                           953,070       927,979
Net (gain)/ loss from property transactions                            13,904      (380,206)
Other income and deductions                                           (38,688)      (40,455)
Minority interest                                                     114,575        61,154
Interest expense                                                      357,085       186,277
                                                                  -----------   -----------

Income before income taxes                                            495,930       323,339

Provision for income taxes                                            204,373       119,635
                                                                  -----------   -----------

Net income                                                          $ 291,557     $ 203,704
                                                                  ===========   ===========


Net income per common share:
    Basic                                                             $   .18       $   .13
    Diluted                                                           $   .18       $   .13

Weighted average shares outstanding:
    Basic                                                           1,583,414     1,583,414
    Effects of dilutive stock options                                      --         8,317
                                                                  ------------  -----------
    Diluted                                                         1,583,414     1,591,731
                                                                  ============  ===========







SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                             March 31
                                                                                             --------
                                                                                       2000          1999
                                                                                       -----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                                 $ 291,557     $ 203,704
          Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
                    Depreciation and amortization                                      953,070        927,979
                    Loss (gain) on sale of fixed assets                                 13,904       (380,206)
                    Deferred income taxes                                              119,607         63,982
                    Minority interest                                                  114,576         61,155
          Changes to operating assets and liabilities that provided (used) cash:
                    Accounts receivable                                             (3,938,590)      (721,240)
                    Inventories                                                        (23,423)      (503,552)
                    Prepaid expenses and other                                         192,460        270,063
                    Other assets                                                       105,889        128,936
                    Accounts payable                                                  (613,881)      (137,092)
                    Environmental reserve                                             (104,512)      (341,125)
                    Accrued compensation                                               254,925        155,785
                    Other accruals                                                     301,175        441,788
                    Postretirement benefits                                             75,000         75,000
                                                                                    -----------    -----------
                              Total adjustments                                     (2,549,800)        41,473
                                                                                    -----------    -----------
                              Net cash provided by (used in) operating              (2,258,243)       245,177
                              activities

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                        (359,441)    (1,374,054)
          Proceeds from the sale of fixed assets                                            --        380,000
          Change in proceeds from bond issue                                                --        797,546
                                                                                   ------------    -----------
                               Net cash used in investing activities                  (359,441)      (196,508)
                                                                                   ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net borrowings under revolving credit facility                             3,207,419        446,360
          Principal payments under capital lease obligations                           (56,601)       (72,276)
          Repayment of long-term debt                                                 (591,500)            --
                                                                                   ------------    -----------
                               Net cash provided by financing activities             2,559,318        374,084
                                                                                   ------------    -----------
Net increase in cash and cash equivalents                                              (58,366)       422,753
Cash and cash equivalents at beginning of period                                       381,269        192,689
                                                                                   ------------    -----------
Cash and cash equivalents at end of period                                          $  322,903      $ 615,442
                                                                                   ============    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                    Interest                                                        $  315,465      $ 186,517
                    Income taxes                                                    $  -0-          $  66,197
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Capital lease obligations incurred with the acquisition of equipment       $  -0-          $  17,715
         Capital lease terminations                                                 $  -0-          $  39,575


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

   The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. The amounts of the reserve at March 31, 2000 was $7.2 million. The reserve includes a provision for the Company's anticipated share of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of other sites. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon.

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

DETREX CORPORATION


3. The Company has five operating segments that meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":
 -Harvel Plastics - manufactures PVC and CVPC pipe and custom extrusions
 -Elco Corporation - produces lubricant additives, hydrochloric acid and fine chemicals
 -Seibert-Oxidermo - supplies paint, primers and specialty coatings for the automotive industry
 -Equipment Division - designs, engineers and sells industrial cleaning equipment
 -Solvents Division - distributes virgin or reclaimed solvents and aqueous or semi-aqueous cleaning chemistries and provides parts cleaning services.
Other includes consulting, businesses sold in 1999, property transactions, minority interest and provisions for certain employee benefit items. Data for the three months ended March 31, 2000 and 1999 is as follows:


------------------------------------------------------- -----------------------------------------
                                                              Three Months Ended March 31
------------------------------------------------------- -----------------------------------------
                                                                2000                 1999
                                                                ----                 ----
------------------------------------------------------- --------------------- -------------------
Net sales:
------------------------------------------------------- --------------------- -------------------
   Harvel Plastics                                               $12,395,631         $ 8,697,855
------------------------------------------------------- --------------------- -------------------
   Elco Corporation                                                5,715,278           5,263,528
------------------------------------------------------- --------------------- -------------------
   Seibert-Oxidermo                                                3,958,582           3,381,126
------------------------------------------------------- --------------------- -------------------
   Equipment Division                                              1,070,578             493,124
------------------------------------------------------- --------------------- -------------------
   Solvents Division                                               3,595,264           3,696,951
------------------------------------------------------- --------------------- -------------------
   Other                                                             170,752             461,430
                                                                 -----------         -----------
------------------------------------------------------- --------------------- -------------------
      Total                                                      $26,906,085         $21,994,014
                                                                 ===========         ===========
------------------------------------------------------- --------------------- -------------------

Earnings (loss) before income taxes:
------------------------------------------------------- --------------------- -------------------
   Harvel Plastics                                                $1,260,452           $ 673,295
------------------------------------------------------- --------------------- -------------------
   Elco Corporation                                                  484,378             552,033
------------------------------------------------------- --------------------- -------------------
   Seibert-Oxidermo                                                  160,022              79,244
------------------------------------------------------- --------------------- -------------------
   Equipment Division                                              (279,783)           (369,475)
------------------------------------------------------- --------------------- -------------------
   Solvents Division                                                  54,984              16,339
------------------------------------------------------- --------------------- -------------------
   Other                                                             143,191             139,029
                                                                     -------             -------
------------------------------------------------------- --------------------- -------------------
      Sub-total                                                    1,823,244           1,090,465
------------------------------------------------------- --------------------- -------------------

------------------------------------------------------- --------------------- -------------------
   Corporate administrative expense                                (915,484)           (915,258)
------------------------------------------------------- --------------------- -------------------
   Corporate interest expense                                      (279,330)           (156,853)
------------------------------------------------------- --------------------- -------------------
   Other                                                           (132,500)             304,985
                                                                   ---------           ---------
------------------------------------------------------- --------------------- -------------------
      Total                                                        $ 495,930           $ 323,339
                                                                   =========           =========
------------------------------------------------------- --------------------- -------------------

DETREX CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Detrex Corporation and its consolidated subsidiaries (the Company) reported net income of $291,557 for the first quarter of 2000 compared to $203,704 net income for the comparable period last year. This year's results reflect entirely operating income whereas the first quarter of 1999 benefitted from a net gain from property transactions totalling $380,000 before tax and $250,000 after tax.

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):

--------------------------------------------------------------------------------------
                                                          Three Months Ended
--------------------------------------------------------------------------------------
                                                              March 31
--------------------------------------------------------------------------------------
                                                       2000               1999
                                                       ----               ----
--------------------------------------------------------------------------------------
                                                   $          %         $        %
                                                   -          -         -        -
--------------------------------------------------------------------------------------
Sales                                             26,906    100.00    21,994    100.0
--------------------------------------------------------------------------------------
Gross margin                                       6,764      25.1     5,483     24.9
--------------------------------------------------------------------------------------
Selling, general and administrative expenses       4,868      18.1     4,405     20.0
--------------------------------------------------------------------------------------
Depreciation and amortization                        953       3.5       928      4.2
--------------------------------------------------------------------------------------
Net gain/ (loss) from property transactions         (14)     (.05)       380      1.7
--------------------------------------------------------------------------------------
Net income                                           292       1.1       204       .9
--------------------------------------------------------------------------------------


Sales for the quarter were up $4.9 million largely due to a $3.7 million increase at Harvel Plastics ("Harvel"). All other segments, with the exception of the Company's Solvents Division, contributed to the increase.

The gross margins of the Company were approximately the same as the first quarter of last year. Each of the five segments had some improvement in margins contributing to the overall .2% improvement.

Selling and administrative expenses as a percentage of sales improved by almost 2% over a year ago. However, expenses were up in total from additional sales and technical support at Harvel, The Elco Corporation ("Elco"), and Seibert-Oxidermo ("Seibert") as volume increased.

The provision for depreciation and amortization is slightly higher than in 1999, primarily a result of higher depreciation of equipment at Harvel.

Interest expense is higher due to an increase in borrowings and higher interest rates from a year ago.

The effective income tax rate in 2000 is higher than in 1999 due to to higher state and local income tax expense.

Results of Operations - Segment Disclosure

Harvel had a record quarter in both sales and earnings resulting from strong demand in the construction industry and the ability to better service the western part of the country from its new California facility.

Elco's sales revenue increased by approximately $450,000 but its earnings were lower as a result of higher expenses, primarily in the international sales area where the company is investing to improve its presence.

DETREX CORPORATION

Seibert's sales and earnings were both up from a year ago as a result of high automotive demand, new applications and the growing acceptance of its PopFree primer. Seibert also benefitted from manufacturing efficiencies from last year's consolidation of two plants into one.

Equipment Division's sales were up from a year ago but not at a level that allowed this division to show a profit as the weakness in the cleaning equipment market stretched into 2000. Reorganization of this division took place in April of this year and the streamlined division is being combined with the Solvents Division to form a new business unit, Detrex Parts Cleaning Technologies. We expect this new business unit to be profitable in the second half of the year.

Solvents Division earned a small profit even though revenue was $100,000 lower. The Solvents Division continues to offer alternative chemistries to its traditional chlorinated solvents customers and is providing parts cleaning services to some large industrial companies.

Liquidity, Financial Condition, and Capital Resources

The Company primarily utilized increased borrowings under its revolving credit facility to finance its activities during the first three months of 2000. The increased borrowings were required to support $3.9 million of higher receivables as sales volume increased 17.3% over the fourth quarter of 1999 and 22.3% over the first quarter of last year. The Company expects to borrow at approximately the current levels for the remainder of the year.

Working capital was $4.1 million at March 31, 2000 compared to $3.7 million at December 31, 1999. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.



                           PART II - OTHER INFORMATION

Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                        None

(b) No reports on Form 8-K have been filed for the quarter ended March 31, 2000.

DETREX CORPORATION


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DETREX CORPORATION

Date 4/26/00                      /s/ S. J. Quinlan
     -------                      ---------------------------------------
                                  S. J. Quinlan
                                  Controller and Chief Accounting Officer



Date 4/26/00                      /s/ G. J. Israel
     -------                      --------------------------------------------
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