Form 10-Q
period 2000-06-30
DETREX CORPORATION
filed 2000-08-04
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 Commission file number 0-784
                               -------------                        -----


                               DETREX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Michigan                                  38-0480840
     --------------------------------               --------------------
     (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)


 24901 Northwestern Hwy., Ste. 500, Southfield, MI                    48075
--------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code              (248) 358-5800
                                                               -----------------

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

As of July 27, 2000 1,583,414 shares of the registrant's stock were outstanding.
      -------------

DETREX CORPORATION

                                           INDEX

PART I                              FINANCIAL INFORMATION                                  PAGE
------                              ---------------------                                  ----

                           Item 1   Condensed Consolidated Balance Sheets-
                                    June 30, 2000 and December 31, 1999                     3

                                    Condensed Consolidated Unaudited Statements
                                    of Operations For the Three and Six Months
                                    Ended June 30, 2000 and 1999                            4

                                    Consolidated Unaudited Statements of Cash Flows-
                                    Six Months Ended June 30, 2000 and 1999                 5

                                    Notes to Condensed Consolidated Unaudited
                                    Financial Statements                                    6-7

                           Item 2   Management's Discussion and Analysis of
                                    Interim Financial Information                           8-9


PART II                             OTHER INFORMATION
-------                             -----------------

                           Item 4   Submission of Matters to Vote of Security Holders       10

                           Item 6   Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                                                  11


DETREX CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            UNAUDITED             AUDITED
                                                                          June 30, 2000       December 31, 1999
                                                                          -------------       -----------------

ASSETS

Current Assets:
Cash and cash equivalents                                                   $   433,424      $   381,269
Accounts receivable (less allowance for uncollectible accounts
      of $281,000 in 2000 and $259,000 in 1999)                              14,424,081       13,363,021
Inventories:
           Raw materials                                                      4,519,371        4,981,780
           Work in process                                                      387,209          332,187
           Finished goods                                                     7,571,210        7,109,459
                                                                            -----------      -----------
                              Total  Inventories                             12,477,790       12,423,426
Prepaid expenses and other                                                      685,010          991,888
Deferred income taxes                                                         1,419,370        1,419,370
                                                                            -----------      -----------
                              Total Current Assets                           29,439,675       28,578,974

Land, buildings, and equipment-net                                           25,389,575       26,687,145
Prepaid pensions                                                              2,001,319        1,760,243
Deferred income taxes                                                         1,227,782        1,454,663
Other assets                                                                  1,032,769        1,136,948
                                                                            -----------      -----------
                                                                            $59,091,120      $59,617,973
                                                                            ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable                                                               $ 9,038,945      $ 8,313,749
Current portion of long-term debt                                             1,000,800          866,000
Current maturities of capital leases                                            191,568          214,349
Accounts payable                                                             10,023,134       11,403,039
Environmental reserve                                                         1,500,000        1,500,000
Accrued compensation                                                            508,995          300,362
Other accruals                                                                2,364,397        2,258,978
                                                                            -----------      -----------
                               Total Current Liabilities                     24,627,839       24,856,477

Long term portion of capital lease obligations                                  178,874          267,942
Long-term debt                                                                4,154,975        4,802,775
Accrued postretirement benefits                                               4,852,822        4,702,822
Environmental reserve                                                         5,380,132        5,834,555
Accrued pensions and other                                                      100,696          100,696
Minority interest                                                             2,350,869        2,160,379

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         Outstanding 1,583,414 shares                                         3,166,828        3,166,828
Additional paid-in capital                                                       22,020           22,020
Retained earnings                                                            14,256,065       13,703,479
                                                                            -----------      -----------
                              Total Stockholders' Equity                     17,444,913       16,892,327
                                                                            -----------      -----------
                                                                            $59,091,120      $59,617,973
                                                                            ===========      ===========


SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS


                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                              2000             1999            2000           1999
                                                              ----             ----            ----           ----

Net sales                                                    $25,960,161      $22,205,658    $52,866,246    $44,199,672


Cost of sales                                                 19,563,423       17,042,859     39,699,359     33,553,777
Selling, general and administrative expenses                   4,562,208        4,465,617      9,429,981      8,870,625
Provision for depreciation and amortization                      959,701          942,293      1,919,271      1,870,272
Net loss (gain) from property transactions                        84,955           --             98,859       (380,206)
Other income and deductions                                     (144,057)         (53,628)      (182,745)       (94,083)
Minority interest                                                105,914           47,678        220,489        108,832
Interest expense                                                 387,370          213,002        744,455        399,279
                                                             -----------      -----------     ----------    -----------

Income (loss) before income taxes                                440,647         (452,163)       936,577       (128,824)

Provision (credit) for income taxes                              179,619         (124,838)       383,992         (5,203)
                                                             -----------      -----------     ----------    -----------

Net income (loss)                                            $   261,028      $  (327,325)    $  552,585    $  (123,621)
                                                             ===========      ===========      =========    ===========


Net income (loss) per common share:
       Basic                                                 $      0.16      $      (.21)    $     0.35    $      (.08)
       Diluted                                               $      0.16      $      (.21)    $     0.35    $      (.08)

Weighted average shares outstanding:
       Basic                                                   1,583,414        1,583,414      1,583,414      1,583,414
       Effects of dilutive stock options                        --               --             --              --
                                                             -----------      -----------     ----------    -----------
       Diluted                                                 1,583,414        1,583,414      1,583,414      1,583,414
                                                             ===========      ===========     ==========    ===========










SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS



DETREX CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS                                           Six Months Ended
                                                                                               June 30
                                                                                               -------
                                                                                         2000            1999
                                                                                         ----            ----


CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                             $  552,585    $ (123,621)
          Adjustments to reconcile net income(loss) to net cash provided by(used in)
          Operating activities:
                    Depreciation and amortization                                        1,919,271     1,870,272
                    Loss (gain) on disposal of property                                     98,859      (380,206)
                    Deferred income taxes                                                  226,881       (77,191)
                    Minority interest                                                      190,490        78,833
          Changes to operating assets and liabilities that provided (used) cash:
                    Accounts receivable                                                 (1,061,060)   (1,075,484)
                    Inventories                                                            (54,365)     (915,947)
                    Prepaid expenses and other                                              65,802          (652)
                    Other assets                                                            97,184        41,340
                    Accounts payable                                                    (1,379,905)      333,835
                    Environmental reserve                                                 (454,423)     (433,884)
                    Accrued compensation                                                   208,633       274,946
                    Other accruals                                                         105,588      (206,802)
                    Postretirement benefits                                                150,000       150,000
                                                                                       -----------   -----------
                              Total adjustments                                            112,955      (340,940)
                                                                                       -----------   -----------
                              Net cash provided by (used in) operating activities          665,540      (464,561)
                                                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                            (798,359)   (2,825,546)
          Sale/disposal of fixed assets                                                     84,626       380,000
          Change in proceeds from bond issue                                              --           1,182,366
                                                                                       -----------   -----------
                              Net cash used in investing activities                       (713,733)   (1,263,180)
                                                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net borrowings under revolving credit facility                                   725,196     1,236,033
          Borrowing under equipment loan facility                                          170,000     1,200,000
          Repayment of long term debt                                                     (683,000)      (10,000)
          Principal payments under capital lease obligations                              (111,848)     (135,192)
                                                                                       -----------    ----------

                              Net cash provided by financing activities                    100,348     2,290,841
                                                                                       -----------    ----------
Net increase in cash and cash equivalents                                                   52,155       563,100
Cash and cash equivalents at beginning of period                                           381,269       192,689
                                                                                       -----------    ----------

Cash and cash equivalents at end of period                                             $   433,424    $  755,789
                                                                                       ===========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                    Interest                                                           $   696,264    $  340,925
                    Income taxes                                                       $     8,000    $  130,412
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
          Capital lease obligations incurred with the acquisition of equipment         $    -0-       $   26,500
          Capital lease terminations                                                   $    -0-       $   24,963


SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the periods presented. Certain amounts for 1999 have been reclassified to conform with 2000 classifications. The information furnished for the six months may not be indicative of results to be expected for the full year.

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

     The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. The amounts of the reserve at June 30, 2000 was $6.9 million. The reserve includes a provision for the Company's anticipated share of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of other sites. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon.

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

DETREX CORPORATION

3. The Company has four operating segments that meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":
          - Harvel Plastics - manufactures PVC and CVPC pipe and custom extrusions
          - Elco Corporation - produces lubricant additives, hydrochloric acid and fine chemicals
          - Seibert-Oxidermo - supplies paint, primers and specialty coatings for the automotive industry
          - Parts Cleaning Technologies - designs, engineers and sells industrial cleaning equipment, distributes virgin or reclaimed solvents and aqueous or semi-aqueous cleaning chemistries and provides parts cleaning services.

Other includes consulting, businesses sold in 1999, property transactions, minority interest and provisions for certain employee benefit items. Data for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999 is as follows:



                                                 Three Months Ended June 30         Six Months Ended June 30

                                                   2000              1999            2000             1999
                                                   ----              ----            ----             ----

Net sales:

   Harvel Plastics                                 $12,273,046        8,611,848      $24,668,677      $17,309,703

   Elco Corporation                                  5,144,526        4,610,565       10,859,804        9,874,093

   Seibert-Oxidermo                                  3,749,022        3,497,969        7,707,604        6,879,095

   Parts Cleaning Technologies                       4,683,517        5,060,712        9,349,359        9,250,787

   Other                                               110,050          424,564          280,802          885,994
                                                   -----------       ----------      -----------      -----------

      Total                                        $25,960,161      $22,205,658      $52,866,246      $44,199,672
                                                   ===========      ===========      ===========      ===========

Earnings (loss) before income taxes:

   Harvel Plastics                                   1,165,168          523,942        2,425,620        1,197,237

   Elco Corporation                                    391,196          140,455          875,574          692,488

   Seibert-Oxidermo                                    115,170          119,764          275,192          199,008

   Parts Cleaning Technologies                        (105,226)         (84,143)        (330,025)        (437,279)

   Other                                               141,892           72,196          285,083          211,225
                                                     ---------          -------        ---------      -----------

      Sub-total                                      1,708,200          772,214        3,531,444        1,862,679


   Corporate administrative expense                   (765,474)        (956,296)      (1,680,958)      (1,871,554)

   Corporate interest expense                         (309,873)        (177,476)        (589,203)        (334,329)

   Other                                              (192,206)         (90,605)        (324,706)         214,380
                                                     ---------          --------       ----------     -----------

      Total                                         $ (440,647)     $  (452,163)     $   936,577      $  (128,824)
                                                    ==========      ============     ===========      ===========


DETREX CORPORATION




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Detrex Corporation and its consolidated subsidiaries ("the Company") reported net income of $261,028 for the second quarter of 2000, compared with a net loss of $327,325 for the second quarter of 1999. For the first six months of 2000, the Company reported net income of $552,585, compared with a net loss of 123,621 for the first half of 1999.

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):



                                                          Three Months Ended                        Six Months Ended

                                                               June 30                                  June 30
                                                               -------                                  -------

                                                         2000               1999               2000                 1999
                                                         ----               ----               ----                ----

                                                   $         %        $         %         $         %         $       %
                                                  ---       ---      ---       ---       ---       ---       ---     ---
Sales                                             25,960    100.00   22,206    100.0     52,866   100.00    44,200  100.0

Gross margin                                       6,397     24.6     5,163     23.2     13,167     24.9    10,646   24.1

Selling, general and administrative expenses       4,562     17.6     4,466     20.6      9,430     17.8     8,871   20.1

Depreciation and amortization                        960      3.7       942      4.2      1,919      3.6     1,871    4.2

Net income (loss)                                    261      1.0      (327)    (1.5)       553      1.0     (124)   (0.3)



Sales for the six month period were up $8.7 million, or 19.6%, driven primarily by continued strong demand for plastic pipe manufactured by Harvel Plastics ("Harvel"). Harvel's sales increased by $7.4 million. Smaller increases were registered by the additives subsidiary, The Elco Corporation ("Elco"), and the paint subsidiary, Seibert -Oxidermo ("Seibert"), which saw revenues increase by $.9 million and $.8 million, respectively.

Gross margins improved to 24.6% during the second quarter from 23.2%, and for the year to date period to 24.9% from 24.1%, as manufacturing efficiencies more than offset the adverse effects of higher raw material costs. The exception was Parts Cleaning Technologies Division ("Parts Cleaning") where margins declined during the second quarter as a result of lower shipments.

Selling and administrative expenses, expressed as a percentage of sales, improved 2.3% over a year ago. Overall expenses rose, as volume increases at Harvel, Elco and Seibert necessitated additional sales and technical support.

The provision for depreciation and amortization is slightly higher than in 1999, primarily as a result of higher depreciation of equipment at Harvel.

Interest expense is higher due to an increase in borrowing levels and higher interest rates from a year ago.

The effective income tax rate in 2000 is higher than in 1999 due to higher state and local income tax expense.

DETREX CORPORATION

Results of Operations - Segment Disclosure

Harvel sales for the second quarter and year to date increased 42.5% over the prior year periods, and earnings before taxes increased over 120% in the second quarter and 102% year to date. This performance resulted from the continued strong demand in the construction industry, and the ability to better service the western region of the country from the new California production and warehouse facility.

Elco's sales improved over 1999 by approximately 10%. Earnings improved over 1999, primarily as a result of improved margins due to manufacturing efficiencies, which offset higher selling expenses, primarily in the international area, where the company continues to invest to improve its presence.

Seibert's sales and earnings improved on a year to date basis due to continued high automotive demand, new applications and the growing acceptance of its PopFree(TM) primer. Manufacturing efficiencies resulting from a 1999 plant consolidation also contributed to the earnings improvement. In the second quarter of 2000, results were adversely impacted by the bankruptcy of one customer.

In April 2000 the Company's Solvent and Equipment Divisions were consolidated to form the Parts Cleaning Technologies Division. In conjunction with this consolidation, termination costs of approximately $.1 million before taxes were recorded. Excluding the termination costs, results improved in the second quarter in spite of lower volumes.

Liquidity, Financial Condition, and Capital Resources

The Company utilized internally generated funds and increased borrowings under both the equipment term loan and the revolving credit facility to finance operating activities and $.8 million in capital expenditures during the first half of 2000. The Company borrowed $.2 million under its equipment facility in May 2000, and borrowings under its revolving credit facility increased by $.7 million during the first half the year; paydowns on the revolver totaled $2.5 million in the second quarter, as receivables were converted to cash. The Company will continue to finance its activities with its existing credit facilities for calendar year 2000.

Working capital at June 30, 2000 was $4.8 million, as compared to $3.7 million at December 31, 1999. The company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.

DETREX CORPORATION

                           PART II - OTHER INFORMATION

Item 4                     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)                        The 75th Annual Meeting of the Stockholders of Detrex
                           Corporation was held in Southfield, Michigan on the 27th day of April 2000.

(b) Election of Mr. Zimmer as Director of the First Class to hold office for a two year term or until his successor has been elected and has qualified:

                           For                 1,327,655
                           Against                 --
                           Abstain                86,383

                           Election of Mssrs. Emmett, McCleary and Thalacker as
                           Directors of the Second Class to hold office for three year terms or until their successors have been elected and qualify:

                                             Mr. Emmett                 Mr. McCleary              Mr. Thalacker
                                             ----------                 ------------              ------------

                           For              1,308,764                  1,309,155                  1,308,764
                           Against             --                         --                         --
                           Abstain            105,274                    104,883                    105,274


                           Messrs. King, Mangold, Mark, and Withrow continue as directors.


Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                        Exhibits  - None

(b) (1) A report on Form 8-K was filed on April 27, 2000 announcing the extension of the Company's Shareholder
                           Rights Plan for ten years.
                           (2) A report on Form 8-K was filed on May 16, 2000 announcing that the Registrant's common stock will be traded the Nasdaq SmallCap Market as opposed to the Nasdaq National Market effective May 17, 2000.



DETREX CORPORATION



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DETREX CORPORATION

Date     8/4/00             S.J. Quinlan
       ----------           ----------------------------------------------
                            S.J. Quinlan
                            Controller and Chief Accounting Officer



Date     8/4/00             G. J. Israel
       ----------           ----------------------------------------------
                            G.J. Israel
                            Vice President - Finance and Chief Financial Officer

                                 Exhibit Index
                                 -------------



Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule