Form 10-Q
period 2000-09-30
DETREX CORPORATION
filed 2000-11-02
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2000 Commission file number 0-784



                               DETREX CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Michigan                                          38-0480840
-------------------------------------                -----------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

 24901 Northwestern Hwy., Ste. 500, Southfield,  MI         48075
--------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (248) 358-5800
                                                     ---------------------------

Securities registered pursuant to section 12(b) of the Act:

                                                   Name of each exchange on
        Title of each class                         which registered
        -------------------                         -----------------------
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

As of November 2, 2000 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION
                                     INDEX




PART I                  FINANCIAL INFORMATION                                PAGE
------                  ---------------------                                ----


               Item 1   Condensed Consolidated Balance Sheets-
                        September 30, 2000 and December 31, 1999               3

                        Condensed Consolidated Unaudited Statements
                        of Operations For the Three and Nine Months
                        Ended September 30, 2000 and 1999                      4

                        Consolidated Unaudited Statements of Cash Flows-
                        Nine Months Ended September 30, 2000 and 1999          5

                        Notes to Condensed Consolidated Unaudited
                        Financial Statements                                   6-7

               Item 2   Management's Discussion and Analysis of
                        Interim Financial Information                          8-9


PART II                             OTHER INFORMATION
-------                             -----------------


               Item 6   Exhibits and Reports on Form 8-K                       10


SIGNATURES                                                                     11



DETREX CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                             UNAUDITED           AUDITED
                                                                        September 30, 2000    December 31,1999
                                                                        ------------------    ----------------
ASSETS

Current Assets:
Cash and cash equivalents                                                    $   371,915        $   381,269
Accounts receivable (less allowance for uncollectible accounts
      of $310,000 in 2000 and $259,000 in 1999)                               12,275,684         13,363,021
Inventories:
           Raw materials                                                       3,295,545          4,981,780
           Work in process                                                       328,664            332,187
           Finished goods                                                      7,422,838          7,109,459
                                                                             -----------        -----------
                              Total  Inventories                              11,047,047         12,423,426
Prepaid expenses and other                                                       892,127            991,888
Deferred income taxes                                                          1,512,345          1,419,370
                                                                             -----------        -----------
                              Total Current Assets                            26,099,118         28,578,974

Land, buildings, and equipment-net                                            24,166,324         26,687,145
Prepaid pensions                                                               2,115,847          1,760,243
Deferred income taxes                                                                 --          1,454,663
Other assets                                                                     481,115          1,136,948
                                                                             -----------        -----------
                                                                             $52,862,404        $59,617,973
                                                                             ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable                                                                $   956,789        $ 8,313,749
Current portion of long-term debt                                                600,000            866,000
Current maturities of capital leases                                             190,582            214,349
Accounts payable                                                               9,363,328         11,403,039
Environmental reserve                                                          1,500,000          1,500,000
Accrued compensation                                                             750,302            300,362
Other accruals                                                                 3,668,903          2,258,978
                                                                             -----------        -----------
                               Total Current Liabilities                      17,029,904         24,856,477

Long term portion of capital lease obligations                                   229,078            267,942
Long-term debt                                                                 2,900,000          4,802,775
Accrued postretirement benefits                                                4,852,822          4,702,822
Environmental reserve                                                          5,108,996          5,834,555
Accrued pensions and other                                                       100,696            100,696
Minority interest                                                              2,430,158          2,160,379

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         Outstanding 1,583,414 shares                                          3,166,828          3,166,828
Additional paid-in capital                                                        22,020             22,020
Retained earnings                                                             17,021,902         13,703,479
                                                                             -----------        -----------
                              Total Stockholders' Equity                      20,210,750         16,892,327
                                                                             -----------        -----------
                                                                             $52,862,404        $59,617,973
                                                                             ===========        ===========


SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS



                                                               Three Months Ended               Nine Months Ended
                                                                  September 30                    September 30
                                                              2000             1999            2000           1999
                                                              ----             ----            ----           ----

Net sales                                                   $21,021,822       $19,982,375   $66,180,464     $57,302,952


Cost of sales                                                15,798,855        15,283,532    49,833,976      43,627,657
Selling, general and administrative expenses                  3,832,724         3,990,688    11,663,111      11,569,884
Provision for depreciation and amortization                     898,568           857,721     2,648,417       2,565,288
Net loss (gain) from property transactions                         (572)           72,604        98,287        (307,602)
Other (income) and deductions                                   (66,853)          (82,026)     (248,756)       (192,410)
Minority interest                                               109,289            34,326       329,778         143,158
Interest expense                                                331,381           248,167       969,053         554,642
                                                             ----------        ----------    ----------      ----------
Income (loss) from continuing operations
     before income taxes                                        118,430          (422,637)      886,598        (657,665)

Provision (credit) for income taxes                              48,087          (201,021)      374,820        (242,333)
                                                             ----------        ----------    ----------      ----------
Net income (loss) from continuing operations                     70,343          (221,616)      511,778        (415,332)

Discontinued operations:
     Income (loss) from operations of
        Seibert-Oxidermo, Inc. net of tax                        (1,949)          (46,803)      109,201          23,292
     Gain on sale of Seibert-Oxidermo, Inc.
        net of tax                                            2,697,444                --     2,697,444              --
                                                             ----------        ----------    ----------     -----------


Net income (loss)                                            $2,765,838         ($268,419)   $3,318,423       ($392,040)
                                                             ==========        ==========    ==========     ===========

Basic and diluted earnings (loss) per common share:
       From continuing operations                            $     0.04        $     (.14)    $    0.32     $      (.26)
       From discontinued operations                                1.70              (.03)         1.77             .01
                                                             ----------        ----------    ----------     -----------
       Net income (loss) per share                           $     1.74        $    (0.17)    $    2.09     $     (0.25)
                                                             ==========        ==========    ==========     ===========

Number of shares outstanding (basic and diluted)              1,583,414         1,583,414     1,583,414       1,583,414



SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended
                                                                                            September 30
                                                                                         ------------------

                                                                                         2000          1999
                                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income (loss)                                                            $ 3,318,423     $ (392,040)
          Adjustments to reconcile net income(loss)
                    Income from discontinued operations                                 (2,806,645)       (23,292)
                    Depreciation and amortization                                        2,648,417      2,565,288
                    Loss (gain) on disposal of property                                     98,287       (307,602)
                    Deferred income taxes                                                  (84,160)      (346,122)
                    Minority interest                                                      269,779         83,159
          Changes to operating assets and liabilities that provided (used) cash:
                    Accounts receivable                                                 (1,068,538)    (1,564,901)
                    Accounts receivable-other                                                  --        (530,000)
                    Inventories                                                           (852,408)    (1,235,042)
                    Prepaid expenses and other                                            (267,149)      (403,282)
                    Other assets                                                           645,339         90,502
                    Accounts payable                                                    (1,262,340)       909,977
                    Environmental reserve                                                 (725,559)      (421,478)
                    Accrued compensation                                                   448,710        178,495
                    Other accruals                                                        (430,835)       352,153
                    Postretirement benefits                                                150,000        161,000
                                                                                      ------------   ------------
                              Total adjustments                                         (3,237,103)      (491,145)
                                                                                      ------------   ------------
                       Net cash provided by (used in) continuing operating                  81,320       (883,185)
                       activities

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                          (1,532,138)    (3,997,277)
          Sale/disposal of fixed assets                                                     84,626        504,414
          Change in proceeds from bond issue                                               --           1,247,902
                                                                                      ---------------------------
                        Net cash used in continuing investing activities                (1,447,512)    (2,244,961)

                        Proceeds from the sale of Seibert-Oxidermo, Inc.                11,050,971        --
                        Net cash provided by discontinued investing activities              --             88,579
                                                                                      ---------------------------
                        Net cash provided by (used in) investing activities              9,603,459     (2,156,382)


CASH FLOWS FROM FINANCING ACTIVITIES:

          Net (repayments) borrowings under revolving credit facility                   (7,356,960)     1,651,879
          Borrowing under equipment loan facility                                                       1,523,500
          Repayment of long term debt                                                   (2,168,775)       (10,000)
          Principal payments under capital lease obligations                              (168,398)      (180,373)
                                                                                      ------------   ------------
                               Net cash provided by (used in) financing activities      (9,694,133)     2,995,006
                                                                                      ------------   ------------
Net increase in cash and cash equivalents                                                   (9,354)       (44,560)
Cash and cash equivalents at beginning of period                                           381,269        192,689
                                                                                      ------------   ------------
Cash and cash equivalents at end of period                                             $   371,915   $    148,129
                                                                                      ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                    Interest                                                            $1,078,974   $    657,104
                    Income taxes                                                        $   16,000   $    176,585

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Capital lease obligations incurred with the acquisition of equipment           $  105,767   $     26,500
         Capital lease terminations                                                     $    -0-     $     29,256


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

2. Effective September 30, 2000, Seibert-Oxidermo, Inc., a subsidiary of Detrex Corporation, completed the sale of the assets used in its paint business, other than real estate, to Red Spot Paint and Varnish. Co., Inc. for $11,061,000. The sale resulted in a gain before tax of $4,219,000 and a net gain of $2,697,000.

3. The Company and at least seventeen other companies are potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Environmental Protection Agency (`EPA') issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task. The Company and the other potentially responsible parties negotiated with the EPA as to how best to effect the clean up operation. After negotiation, an agreement was reached with the EPA on clean-up methodology. The Company's share of clean-up costs is anticipated to be in the range of approximately $2.5 million.

          The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. The amounts of the reserve at September 30, 2000 was $6.6 million. The reserve includes a provision for the Company's anticipated share of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of other sites. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon.

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

DETREX CORPORATION

4. The Company has three operating segments that meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". See Note 2 regarding sale of Seibert Oxidermo on September 30, 2000:

-   Harvel Plastics - manufactures PVC and CVPC pipe and custom extrusions
- Elco Corporation - produces lubricant additives, hydrochloric acid and fine chemicals
- Parts Cleaning Technologies - designs, engineers and sells industrial cleaning equipment, distributes virgin or reclaimed solvents and aqueous or semi-aqueous cleaning chemistries and provides parts cleaning services.

Other includes consulting, businesses sold in 1999, property transactions, minority interest and provisions for certain employee benefit items. Data for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 is as follows:

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30                       September 30
---------------------------------------------- ----------------------------------- ---------------------------------
                                                    2000              1999              2000             1999
Net sales:
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
   Harvel Plastics                                 $12,089,943          9,096,969      $36,758,620      $26,406,672
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
   Elco Corporation                                  4,919,624          5,291,885       15,779,428       15,165,978
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
   Parts Cleaning Technologies                       3,882,702          5,170,188       13,232,062       14,420,978
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
   Other                                               129,553            423,333          410,354        1,309,324
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
      Total                                        $21,021,822        $19,982,375      $66,180,464      $57,302,952
                                                   ===========        ===========      ===========      ===========
Income (loss) from continuing operations
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
before income taxes:
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
   Harvel Plastics                                   1,202,292            377,936        3,627,912        1,575,173
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
   Elco Corporation                                    233,971            497,558        1,109,365        1,190,046
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
   Parts Cleaning Technologies                       (239,316)          (126,209)        (569,020)        (563,500)
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
   Other                                               141,138            111,161          542,963          322,386
---------------------------------------------  ---------------- ------------------ ---------------- ----------------
      Sub-total                                      1,338,085            860,446        4,711,220        2,524,105
---------------------------------------------  ---------------- ------------------ ---------------- ----------------

---------------------------------------------- ---------------- ------------------ ---------------- ----------------
   Corporate administrative expense                  (841,682)          (937,737)      (2,522,640)      (2,809,291)
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
   Corporate interest expense                        (268,915)          (174,869)        (751,335)        (416,394)
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
   Other                                             (109,058)          (170,473)        (550,647)           43,914
---------------------------------------------- ---------------- ------------------ ---------------- ----------------
      Total                                           $118,430        $ (422,637)        $ 886,598      $ (657,665)
                                                      ========        ===========        =========      ===========

DETREX CORPORATION




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Detrex Corporation and its consolidated subsidiaries ("the Company") earned $70,343 from continuing operations in the third quarter of 2000, compared with a loss of $221,616 for the same period in 1999. For the first nine months of 2000, the Company earned $511,778 from continuing operations, compared with a loss of $415,332 for the first nine months of 1999.

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):


                                                            Three Month Ended                    Nine Month Ended
                                                                  Sept 30                            Sept 30
---------------------------------------------------------------------------------------------------------------------------
                                                           2000           1999               2000              1999
---------------------------------------------------------------------------------------------------------------------------
                                                    $         %         $       %          $         %        $       %
---------------------------------------------------------------------------------------------------------------------------
Sales                                             21,022    100.00   19,982     100.0     66,180   100.00    57,303  100.0
---------------------------------------------------------------------------------------------------------------------------
Gross margin                                       5,223      24.8    4,698      23.5     16,346     24.7    13,675   24.1
---------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses       3,833      18.2    3,991      20.0     11,663     17.6    11,570   20.2
---------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                        899       4.3      858       4.3      2,648      3.6     2,565    4.5
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations          70       0.3    (221)     (1.1)        512      0.8     (415)  (0.7)
---------------------------------------------------------------------------------------------------------------------------

Sales for the nine month period were up $8.9 million, or 15.5%, driven primarily by continued strong demand for plastic pipe manufactured by Harvel Plastics ("Harvel"). Harvel's sales increased by $10.3 million. This increase was offset somewhat by a $1.2 million decrease in revenues for the Parts Cleaning Technologies Division ("Parts Cleaning"), as the market for industrial cleaning equipment continues to be depressed.

Gross margins improved to 24.8% during the third quarter from 23.5%, and for the year to date period to 24.7% from 24.1%, as manufacturing efficiencies, driven primarily by volume increases at Harvel, more than offset the adverse effects of higher raw material costs.

Selling and administrative expenses, improved by 2.6 percentage points over a year ago, primarily as a result of the increased volumes, as overall expenses remained relatively stable.

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

DETREX CORPORATION

Results of Operations - Segment Disclosure

Harvel sales increased 33% for the third quarter, and 39% year to date, compared to the same periods in 1999. Earnings before taxes increased over 200% compared to the third quarter of 1999, and has increased over 120% on a year-to-date basis. This performance reflects the capacity increase from the new California production and warehouse facility, which has allowed Harvel to meet the continued strong demand in the construction industry.

Elco's revenues increased year-to-date over 1999 by approximately 4%; however, in the third quarter, sales declined by 7% compared to the same period in 1999. Revenues overseas have been adversely impacted by the strength of the dollar, which have made Elco's products less competitive. Earnings have decreased by approximately 7% year-to-date, due to higher selling expenses, primarily in the international area, where the company continues to invest to improve its presence.

Parts Cleaning revenues declined by $1.3 million in the third quarter, compared to the same period in 1999, reflecting the continued weakness in the industrial cleaning equipment market. Following the consolidation of the Solvent and Equipment Divisions in April 2000, Parts Cleaning was able to reduce operating expenses in the quarter. However, the division incurred a loss due to the significant decline in volume.

Liquidity, Financial Condition, and Capital Resources

The Company utilized internally generated funds to finance its operations during the first nine months of 2000. Additionally, with the proceeds from the sale of Seibert, the Company repaid its equipment term loan in its entirety on September 29, and reduced its borrowings under the revolving credit facility to approximately $1.0 million. The Company will continue to finance its activities with its existing credit facilities for calendar year 2000.

Working capital at September 30, 2000 was $9.1 million, as compared to $3.7 million at December 31, 1999. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.

Other

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Number 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which was subsequently amended by Statement Number 138, in June 2000. During preliminary work relating to these Statements, the Company has not become aware of any transactions which would affect its financial reporting. The Company will continue to review these Statements, but does not believe that they will have any material effect on the Company.

DETREX CORPORATION

                           PART II - OTHER INFORMATION


Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 10(p) - Seventh Amendment to Comerica Credit Agreement, dated as of September 29, 2000

        (b) A report was filed on Form 8-K on September 5, 2000 announcing that Detrex has negotiated the sale of the assets of its paint subsidiary, Seibert- Oxidermo, Inc.

DETREX CORPORATION



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DETREX CORPORATION

Date     11/2/00                     S.J. Quinlan
       ---------                     -------------------------------------------
                                     S.J. Quinlan
                                     Controller and Chief Accounting Officer



Date     11/2/00                     G.J. Israel
       ---------                     -------------------------------------------
                                     G.J. Israel
                                     Vice President - Finance and Chief
                                     Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                  Description
-----------                  -----------

   10(p)-                    -Seventh Amendment to Comerica Credit Agreement, dated as of
                              September 29, 2000

   27                         Financial Data Schedule