Form 10-K405
period 2000-12-31
DETREX CORPORATION
filed 2001-03-26
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          ------------------------------------------------------

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number 0-784
                       ---------------------------------------------------------



                               DETREX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                      38-0480840
------------------------------------        ------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

24901 Northwestern Hwy, Suite 500, Southfield, Michigan      48075
-------------------------------------------------------   ----------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (248) 358-5800
                                                         -----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
       Title of each class                             which registered
---------------------------------              ---------------------------------
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
                           Yes    X                NO
                               -------                -------

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                                       FORM 10-K

The aggregate market value (based upon the NASDAQ Closing Price) of Common Capital Stock on March 16, 2001 of Detrex Corporation held by nonaffiliates was approximately $8 million.


The number of shares of Common Capital Stock, $2 Par Value, outstanding on March 16, 2001 was 1,583,414.

Documents incorporated by reference:

                                                         Part and Item Number
                                                          of Form 10-K into
               Document                                   which Incorporated
              ---------                                  --------------------

1.       Detrex Corporation                           Part II Items 5 through 8
         Annual Report to                             Part IV, Item 14
         Shareholders for the year
         ended December 31, 2000

2.       Detrex Corporation                           Part III, Items 10, 11, 12
         Notice of Annual                             and 13
         Meeting of Shareholders
         and Proxy Statement for
         the Annual Meeting of
         Shareholders to be held
         April 26, 2001

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

Detrex Corporation

     - Parts Cleaning Technologies Division - provides solutions for production parts cleaning needs, including equipment, solvents, recycling of waste, and contract parts cleaning

Subsidiaries of Detrex Corporation

     - Harvel Plastics, Inc. - manufacturer of high quality PVC and CPVC pipe and custom extrusions


     - The Elco Corporation - manufacturer of high performance specialty chemicals including lubricant additives, fine chemicals, and semi-conductor grade hydrochloric acid

Net sales (in thousands) of each business unit for each of the last three years are set forth below:

                                              2000              1999              1998
                                              ----              ----              ----
Harvel Plastics, Inc.                        $47,506           $35,710           $29,656
The Elco Corporation                          20,807            19,910            19,873
Parts Cleaning Technologies                   17,036            19,836            21,793


For additional information regarding the operating segments of the Company, see
Note 15 to the Consolidated Financial Statements.

                                                                       FORM 10-K

ITEM 1. BUSINESS (Continued)

The backlog of orders at any one time is generally not significant to the Company's business. At December 31, 2000, the Company's backlog of equipment orders was approximately $1.5 million and the Company expects to complete all of these orders in the first half of 2001.

Raw materials essential to the Company's various products are generally commodity materials and are readily available from competitive sources. The Company's Parts Cleaning Technologies Division is continuing to go through a major transition in the marketplace, primarily because of the phasing out of certain ozone depleting solvents and other regulatory actions. As a result, the division is increasingly marketing substitutes for such solvents, including aqueous based cleaners, is expanding its permits to enable it to handle more waste codes, and is providing contract parts cleaning services.

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

The Company does not expect to incur significant capital expenditures for environmental compliance in 2001. However, the Company does expect to continue to incur significant professional fees and expenses in connection with its environmental compliance efforts. The Company maintains an environmental reserve which at December 31, 2000 totaled $5.0 million, of which $2.1 million is estimated to be spent in 2001. A more detailed discussion of environmental matters is included under Item 3 - Legal Proceedings.

The Company employed 315 persons as of December 31, 2000.

The Company is not engaged in manufacturing operations in foreign countries. For information regarding sales by customer location, see Note 15 to the Consolidated Financial Statements.

On September 29, 2000, Seibert-Oxidermo, Inc., a wholly-owned subsidiary of the Company, completed the sale of assets, other than real estate, used in its paint business. For information on the financial aspects of the transaction, see Note 9 to the Consolidated Financial Statements.

                                                                       FORM 10-K

ITEM 1. BUSINESS (Concluded)

The Company utilized internally generated funds and increased borrowings under its revolving credit agreement to finance its operations and provide for capital expenditures of $1.5 million during the first nine months of 2000. Following the sale of Seibert-Oxidermo, Inc., in the fourth quarter, the Company was able to significantly strengthen its balance sheet by reducing outstanding trade accounts payable by $4.1 million, and extinguishing $1.6 million of environmental liabilities. In addition, $ .7 million was spent on capital expenditures. Borrowings under the revolving credit facility decreased by $1.5 million during the year and the term loan of $1.7 million was completely repaid.

The Company has market risks which could arise from fluctuations in interest rates under both its Credit Agreement and the Industrial Development Bonds issued by the California Economic Development Financial Authority. (see Notes 5 and 6 to the Consolidated Financial Statements). A 1% change in the prime interest rate could impact the Company's pretax earnings by approximately $100,000 and a 1% increase in tax-exempt bond interest rates could affect pretax earnings by a maximum of $29,000.

ITEM 2. PROPERTIES

The Company's administrative offices are located in approximately 7,500 square feet of leased space at 24901 Northwestern Hwy., Suite 500, Southfield, Michigan.

Detrex and its subsidiaries conduct manufacturing and research operations in numerous locations of which nine are owned as follows:

1) Facilities located on 57 acres in Ashtabula, Ohio are used in connection with the manufacture of hydrochloric acid, reagent grade chemicals, N-methyl pyrrole, and zinc-based lubricant additives.

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

                                                                       FORM 10-K

ITEM 2. PROPERTIES (Concluded)


4) The Company owns a building used as a research laboratory and office in Bowling Green, Kentucky. In addition, the company owns a separate building in Bowling Green for its parts cleaning operations.

5) The Company owns a warehouse and sales office facility located in Detroit, Michigan. The building area is approximately 20,000 square feet and is located on approximately one-half acre of land.

6) The Company owns a warehouse and sales office facility located in Los Angeles, California. The building area is approximately 10,000 square feet and is located on one acre of land in the industrial section of the city.

7) The Company owns a warehouse and sales office facility located in Charlotte, North Carolina. The building area is approximately 11,000 square feet and is located on one acre of land.

8) The Company owns a warehouse and sales office facility located in Indianapolis, Indiana. The building area is approximately 8,600 square feet and is located on one acre of land.

9) The company owns a warehouse and sales office facility located in Chicago, Illinois. The building area is approximately 10,000 square feet and is located on one acre of land.

In addition to the above, the Company owns the real estate formerly utilized by Seibert-Oxidermo, Inc. This real estate consists of a plant located on 40 acres of land in Romulus, Michigan and a warehouse facility in Detroit, Michigan and will be available for sale at the end of the first quarter of 2001.


ITEM 3. LEGAL PROCEEDINGS

The Company and at least seventeen other companies are potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Environmental Protection Agency (`EPA') issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task. The Company and the other potentially responsible parties negotiated with the EPA as to how best to effect the clean up operation. After negotiation, an agreement was reached with the EPA on clean-up methodology. The clean-up is currently in progress and is expected to be completed by the end of 2001. The Company's share of future costs is anticipated to be approximately $1.3 million.

The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. The amounts of the reserve at December 31, 2000 and 1999 were $5.0 million and $7.3 million, respectively. The reserve includes a provision for the Company's anticipated share of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of other sites. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon.

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

                                                                       FORM 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all executive officers of the registrant at March 23, 2001 and their positions and offices with the registrant are as follows:

                  Name and Age                                         Positions and Offices
                  ------------                                         ---------------------
W. C. King                          (56)                      Chairman and Chief Executive Officer (a)

T. E. Mark                          (48)                      President and Chief Operating Officer (b)

G. J. Israel                        (60)                      Vice President - Finance, Treasurer and Chief
                                                              Financial Officer (c)

R. M. Currie                        (47)                      Secretary and General Counsel (d)

S. J. Quinlan                       (37)                      Controller (e)

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

(c) Mr. Israel was elected Vice President - Finance and Chief Financial Officer on February 25, 1993 and Treasurer in 1994. Mr. Israel came to the Company from Chrysler Corporation where he served for 26 years in numerous financial positions. Mr. Israel has announced his intention to retire effective March 31, 2001.

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

                                                                       FORM 10-K

                                     PART II
                              CROSS REFERENCE SHEET

                                                              Page (and caption) in 2000 Detrex Corporation
                  10-K Item                                            Annual Report to Shareholders*
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

8.       Financial Statements and Supplementary
         Data:
         -        Detrex Corporation Consolidated
                  Balance Sheets, December 31,
                  2000 and 1999                               4,5
         -        Consolidated Statements of
                  Operations and Retained Earnings
                  for the Years Ended December 31,
                  2000, 1999, and 1998                        3
         -        Consolidated Statements of Cash
                  Flows for the Years Ended
                  December 31, 2000, 1999, and 1998           6
         -        Notes to Consolidated Financial
                  Statements                                  7-12
         -        Independent Auditors' Report                2

         With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6 and 7, the Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

9.       Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                                   Not Applicable

* Detrex Corporation's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein as Exhibit 13 under Item 14(a) 3 of Part IV.

                                                                       FORM 10-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the information set forth under the caption "Election of Directors" in the Detrex Corporation Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held April 26, 2001. The information required for Executive Officers of the Company is included in Part I hereof.

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

                                                                       FORM 10-K

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a) 1.   All Financial Statements

         Detrex Corporation and Subsidiaries (incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2000-see Part II)

(a) 2.   Financial Statement Schedules                                                  Page
                                                                                        ----

         Independent Auditors' Report                                                    15

         Schedule II - Valuation and Qualifying Accounts for the Years Ended
         December 31, 2000, 1999, and 1998.                                              16

                                                                       FORM 10-K

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (Continued)

(a) 3.   Exhibits

         3(i)     Articles of Incorporation, as amended, are hereby                                       --
                  incorporated by reference to Commission file #0-784,
                  Annual Report on Form 10-K for the year ended
                  December 31, 1987, as Exhibit 3(a)

         3(ii)    Bylaws, as amended, are hereby incorporated by                                          --
                  reference to Commission file #0-784, Annual Report Form 10-K for the year ended December 31, 1997, as Exhibit 3(ii)

         4        Amended and Restated Rights Agreement dated as of                                       --
                  April 27, 2000, between the Company and State Street
                  Bank and Trust Company is hereby incorporated by
                  Reference to Commission file # 0-784 8-K Report
                  dated April 27, 2000, as Exhibit 4

                  Executive Compensation Plans and Arrangements

         10(a)    1993 Stock Option Plan is hereby incorporated by reference to                           --
                  Commission file # 0-784 1993 Proxy Statement dated March 26,
                  1993, as Exhibit 10(a)

         10(b)    1993 Stock Option Plan for outside directors is hereby                                  --
                  incorporated by reference to Commission file #0-784 1993
                  Proxy Statement dated March 2, 1993, as Exhibit 10(b)

         10(d)    Employment Agreement - Gerald J. Israel, is hereby                                      --
                  incorporated by reference to Commission file # 0-784
                  Annual Report on Form 10-K for the year ended
                  December 31, 1992 as Exhibit 10(h)

         10(e)    Employment Agreement - Robert M. Currie, is hereby                                      --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1994, as Exhibit 10(g)

                                                                       FORM 10-K

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (Continued)

(a) 3.   Exhibits (Continued)


         10(f)    Employment Agreement - William C. King, is hereby incorporated                          --
                  by reference to Commission file #0-784 Annual Report on Form
                  10-K for the year ended December 31, 1995, as Exhibit 10(j)

         10(g)    Employment Agreement - Thomas E. Mark, is hereby                                        --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1995, as Exhibit 10(k)
                                                                                                          --

                  Other Material Contracts

         10(h)    Credit Agreement with Comerica Bank dated as of                                         --
                  June 13, 1996, (the "Credit Agreement"), is hereby
                  incorporated by reference to Commission file #0-784
                  Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1996, as Exhibit 10(p)

         10(i)    First Amendment to Credit Agreement, dated                                              --
                  December 5, 1996, is hereby incorporated by reference to
                  Commission file #0-784 Annual Report on Form 10-K for
                  the year ended December 31, 1996 as Exhibit 10(o)

         10(j)    Second Amendment to the Credit Agreement, dated as of                                   --
                  March 31, 1997 is hereby incorporated by
                  reference to Commission file #0-784 Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1997, as Exhibit 10(q)

         10(k)    Third Amendment to the Credit Agreement, dated                                          --
                  April 22, 1998 is hereby incorporated by reference to
                  Commission file #0-784 Quarterly Report on Form 10-Q for
                  the quarter ended March 31, 1998 as Exhibit 10(o)


                                                                       FORM 10-K

                               PART IV (CONCLUDED)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (Concluded)

(a)      3. Exhibits (Concluded)


         10(l)    Fourth Amendment to the Credit Agreement, dated                                         --
                  March 15, 1999 is hereby incorporated by reference to
                  Commission file #0-784 Annual Report on Form 10-K for the
                  year ended December 31, 1998 as Exhibit 10(m)

         10(m)    Fifth Amendment to the Credit Agreement, dated May 20, 1999                             --
                  is hereby incorporated by reference to Commission file #0-784
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 as Exhibit 10(n)

         10(n)    Sixth Amendment to the Credit Agreement, dated                                          --
                  February 29, 2000 is hereby incorporated by reference to
                  Commission file # 0-784 Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10(o)

         10(o)    Seventh Amendment to the Credit Agreement, dated                                        --
                  September 29, 2000 is hereby incorporated by reference to
                  Commission file # 0-784 Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 as Exhibit 10(p)

         10(p)    Asset Purchase and Sale Agreement dated as of September                                 --
                  1, 2000, by and among Seibert-Oxidermo, Inc., the Company
                  and Red Spot Paint and Varnish Co., is hereby incorporated by reference to Commission file # 0-784 8-K Report dated
                  October 16, 2000, as Exhibit 99

         13       Annual Report to Shareholders for the year ended December 31, 2000                Attached as
                                                                                                    an Exhibit

         21       Subsidiaries of the Registrant                                                    Attached as
                                                                                                    an Exhibit
                  Consents of Experts and Counsel

         23       Consent of Auditors                                                               Attached as
                                                                                                    an Exhibit

(b) A report was filed on Form 8-K on October 16, 2000 describing the sale of the assets of the Company's subsidiary, Seibert-Oxidermo, Inc., as of September 30, 2000.

                         [DELOITTE & TOUCHE LETTERHEAD]


INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Detrex Corporation


We have audited the consolidated financial statements of Detrex Corporation and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 28, 2001; such consolidated financial statements and the report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Detroit, Michigan
February 28, 2001

                       DETREX CORPORATION AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULES

                                                                       FORM 10-K

                                                                     SCHEDULE II

DETREX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                Additions
                                                       --------------------------
                                     Balance           Charged to        Charged                         Balance
                                     Beginning         Costs and         to Other                        at End
         Description                 of Year           Expenses          Accounts        Deductions      of Year
         -----------                 ---------         ----------        --------        ----------      -------
Year Ended December 31, 2000
----------------------------
Inventory Valuation Reserves         $227,873          120,259                           214,748         $133,384

Finished Machines Valuation
Reserves                             $241,608          191,523                                           $433,131

Allowance for Uncollectible
Accounts                             $244,268          176,832                            70,036         $351,064


Year Ended December 31, 1999
----------------------------
Inventory Valuation Reserves         $221,438          187,214                           193,649         $227,873

Finished Machines Valuation
Reserves                             $251,418                            34,756           24,945         $241,608

Allowance for Uncollectible
Accounts                             $249,368          115,000                           120,100         $244,268

Year Ended December 31, 1998
----------------------------
Inventory Valuation Reserves         $264,190          182,363                           225,115         $221,438

Finished Machines Valuation
Reserves                             $247,007                            14,586           10,176         $251,418

Allowance for Uncollectible
Accounts                             $371,569          158,000                           280,201         $249,368

                                                                       FORM 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Detrex Corporation
                                       -------------------------------------
                                                   (Registrant)

     Date  March 26, 2001              By   /s/ W. C. King
          ----------------                  --------------------------------
                                            W. C. King
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this twenty- sixth day of March 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

                  Signature                                                     Title
                  ---------                                                     -----
    /s/  W. C. King                                                  Chairman and Chief Executive
------------------------------------------------------------         Officer
         W. C. King

    /s/  T. E. Mark                                                  President and Chief Operating
------------------------------------------------------------         Officer
         T. E. Mark

    /s/  G. J. Israel                                                Vice President, Treasurer and
------------------------------------------------------------         Chief Financial Officer
         G. J. Israel

    /s/  S. J. Quinlan                                               Controller and Chief Accounting
------------------------------------------------------------         Officer
         S. J. Quinlan

    /s/  B. W. Cox                                                   Director
------------------------------------------------------------
         B. W. Cox

    /s/  R. A. Emmett, III                                           Director
------------------------------------------------------------
         R. A. Emmett, III

    /s/  J. F. Mangold                                               Director
------------------------------------------------------------
         J. F. Mangold

    /s/  B. W. McCleary                                              Director
------------------------------------------------------------
         B. W. McCleary

    /s/  A. R. Thalacker                                             Director
------------------------------------------------------------
         A. R. Thalacker

    /s/  J. D. Withrow                                               Director
------------------------------------------------------------
         J. D. Withrow

    /s/  D. R. Zimmer                                                Director
------------------------------------------------------------
         D. R. Zimmer


                                 Exhibit Index



Exhibit No.                     Description

   13                           Annual Report to Shareholders for the year ended
                                December 31, 2000

   21                           Subsidiaries of the Registrant

   23                           Consent of Auditors