Form 10-Q
period 2001-03-31
DETREX CORPORATION
filed 2001-05-10
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001   Commission file number  0-784
                                  --------------                          ------


                               DETREX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Michigan                                                38-0480840
------------------------------------------                   -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                        Identification No.)

 24901 Northwestern Hwy., Ste. 500, Southfield,  MI                 48075
--------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code             (248) 358-5800
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

As of  May 10, 2001 1,583,414 shares of the registrant's stock were outstanding.
      -------------

DETREX CORPORATION

                                      INDEX

PART I                 FINANCIAL INFORMATION                                               PAGE
------                 ---------------------                                               ----

              Item 1   Condensed Consolidated Balance Sheets-(Unaudited)
                       March 31, 2001 and (Audited) December 31, 2000                       3

                       Condensed Consolidated Unaudited Statements
                       of Operations For the Three Months
                       Ended March 31, 2001 and 2000                                        4

                       Consolidated Unaudited Statements of Cash Flows-
                       Three Months Ended March 31, 2001 and 2000                           5

                       Notes to Condensed Consolidated Unaudited
                       Financial Statements                                                 6-7

              Item 2   Management's Discussion and Analysis of
                       Interim Financial Information                                        8-9


PART II                OTHER INFORMATION
-------                -----------------

              Item 6   Exhibits and Reports on Form 8-K                                     9


SIGNATURES                                                                                  10


DETREX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 UNAUDITED              AUDITED
                                                                                               March 31, 2001      December 31, 2000
                                                                                               --------------      -----------------
ASSETS
------
Current Assets:
Cash and cash equivalents                                                                       $   171,489           $   363,829
Accounts receivable (less allowance for uncollectible accounts
      of  $228,000 in 2001 and $244,000 in 2000)                                                 11,486,622            11,591,331
Inventories:
           Raw materials                                                                          3,826,175             3,185,785
           Work in process                                                                          506,549               277,790
           Finished goods                                                                         7,714,594             6,920,821
                                                                                                -----------           -----------
                              Total  Inventories                                                 12,047,318            10,384,396
Prepaid expenses and other                                                                          481,719               786,915
Deferred income taxes                                                                             2,159,169             1,955,959
                                                                                                -----------           -----------
                              Total Current Assets                                               26,346,317            25,082,430

Land, buildings, and equipment-net                                                               21,453,214            24,238,494
Property held for sale                                                                            2,321,195                  --
Prepaid pensions                                                                                  2,315,343             2,253,947
Other assets                                                                                        522,140               442,204
                                                                                                -----------           -----------
                                                                                                $52,958,209           $52,017,075
                                                                                                ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
Loans payable                                                                                   $ 7,373,455           $ 6,830,335
Current portion of long-term debt                                                                   500,000               600,000
Current maturities of capital leases                                                                168,414               168,414
Accounts payable                                                                                  7,291,089             5,227,072
Environmental reserve                                                                             2,100,000             2,100,000
Accrued compensation                                                                                307,473               656,442
Other accruals                                                                                    2,290,847             2,583,040
                                                                                                -----------           -----------
                               Total Current Liabilities                                         20,031,278            18,165,303

Long term portion of capital lease obligations                                                      138,618               194,418
Long-term debt                                                                                    2,400,000             2,900,000
Accrued postretirement benefits                                                                   3,728,027             3,728,027
Environmental reserve                                                                             2,744,743             2,937,103
Accrued pension and other                                                                           551,198               551,198
Minority interest                                                                                 2,579,169             2,507,635
Deferred income taxes                                                                               651,733               651,733

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         outstanding 1,583,414 shares                                                             3,166,828             3,166,828
Additional paid-in capital                                                                           22,020                22,020
Retained earnings                                                                                16,944,595            17,192,810
                                                                                                -----------           -----------
                              Total Stockholders' Equity                                         20,133,443            20,381,658
                                                                                                -----------           -----------
                                                                                                $52,958,209           $52,017,075
                                                                                                ===========           ===========

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF
OPERATIONS



                                                                            Three Months Ended
                                                                                 March 31
                                                                            2001          2000
                                                                            ----          ----
NET SALES                                                                $20,238,834   $22,947,503


Cost of sales                                                             15,671,212    17,208,438
Selling, general and administrative expenses                               3,767,948     4,085,671
Provision for depreciation and amortization                                  966,169       868,359
Net loss from property transactions                                            --           13,904
Other income and deductions                                                  (53,837)      (40,937)
Minority interest                                                             71,534       114,575
Interest expense                                                             237,961       306,464
                                                                         -----------     ---------

(Loss) income from continuing operations before income taxes                (422,153)      391,029

(Credit) provision for income taxes                                         (173,938)      168,707
                                                                         -----------     ---------

Net (loss) income from continuing operations                             $  (248,215)    $ 222,322

Income from discontinued operations                                            --           69,235
                                                                         -----------     ---------
Net (loss) income                                                        $  (248,215)    $ 291,557
                                                                         ===========     =========

Basic and diluted earnings per share:
       From continuing operations                                        $      (.16)    $     .14
       From discontinued operations                                               --           .04
                                                                         -----------     ---------
Net income                                                               $      (.16)    $     .18

Weighted average shares outstanding:
       Basic                                                               1,583,414     1,583,414
       Effects of dilutive stock options                                          --         8,317
                                                                         -----------     ---------
       Diluted                                                             1,583,414     1,591,731
                                                                         ===========     =========




SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                                            Three Months Ended
                                                                                                                 March 31
                                                                                                                 --------
                                                                                                         2001               2000
                                                                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                                 $  (248,215)       $   291,557
   Adjustments to reconcile net (loss) income to net cash provided by (used in)
   operating activities:
      (Income) from discontinued operations                                                                 --              (69,235)
      Depreciation and amortization                                                                      966,169            868,359
      Loss on sale of fixed assets                                                                          --               13,904
      Deferred income taxes                                                                             (203,210)            83,940
      Minority interest                                                                                   71,534            114,576
   Changes to operating assets and liabilities that provided (used) cash:
      Accounts receivable                                                                                (58,627)        (3,859,857)
      Inventories                                                                                     (1,662,922)           150,887
      Prepaid expenses and other                                                                         247,186            196,356
      Other assets                                                                                       (79,935)           105,887
      Accounts payable                                                                                 2,034,516           (681,097)
      Environmental reserve                                                                             (192,360)          (104,512)
      Accrued compensation                                                                              (348,969)           255,064
      Other accruals                                                                                     346,942            275,329
      Postretirement benefits                                                                               --               75,000
                                                                                                     -----------        -----------
         Total adjustments                                                                             1,120,324         (2,575,399)
                                                                                                     -----------        -----------
         Net cash provided by (used in) continuing operating activities                                  872,109         (2,283,842)
                                                                                                     -----------        -----------
         Net cash (used in) provided by discontinued operating activities                               (450,660)            25,599
                                                                                                     -----------        -----------
         Net cash provided by (used in) operating activities                                             421,449         (2,258,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                                 (380,014)          (337,348)
                                                                                                     -----------        -----------
         Net cash (used in) continuing investing activities                                             (380,014)          (337,348)
         Net cash (used in) discontinued investing activities                                           (121,095)           (22,093)
                                                                                                     -----------        -----------
         Net cash (used in) investing activities                                                        (501,109)          (359,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit facility                                                        543,120          3,207,419
   Principal payments under capital lease obligations                                                    (55,800)           (56,601)
   Repayment of long-term debt                                                                          (600,000)          (591,500)
                                                                                                     -----------        -----------
         Net cash (used in) provided by financing activities                                            (112,680)         2,559,318
                                                                                                     -----------        -----------
Net decrease in cash and cash equivalents                                                               (192,340)           (58,366)
Cash and cash equivalents at beginning of period                                                         363,829            381,269
                                                                                                     -----------        -----------
Cash and cash equivalents at end of period                                                           $   171,489        $   322,903
                                                                                                     ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                                       $   237,172        $   315,465
      Income taxes                                                                                   $    56,500        $    -0-
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations incurred with the acquisition of equipment                              $    -0-           $    -0-
   Capital lease terminations                                                                        $    -0-           $    -0-


SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION


NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the periods presented. Certain amounts for 2000, including the presentation of the effects of the sale of the Company's paint subsidiary (Note 2) as discontinued operations, have been reclassified to conform with 2001 classifications. The information furnished for the three months may not be indicative of results to be expected for the full year.

2. Effective September 30, 2000, the Company completed the sale of the assets, excluding real estate, of its paint subsidiary to Red Spot Paint & Varnish Co., for $11.1 million. The sale resulted in a net gain of $2.6 million. In addition, the Company and Red Spot entered into an agreement whereby the Company would manufacture for Red Spot for a period of four months commencing October 1, 2000 and ending January 31, 2001. Following the completion of this agreement, the property related to this discontinued segment is currently held for sale.

3. The Company entered into a new Credit Agreement (the Agreement) with Comerica Bank on April 25, 2001. The Agreement, which has an expiration date of April 25, 2003, provides for a credit facility of up to $13.0 million, collateralized by the Company's inventory, accounts receivable, certain fixed assets, and stock of subsidiaries. The Agreement contains, among other provisions, requirements for maintaining defined levels of tangible net worth and various financial statement ratios. Interest rates negotiated under the Agreement are based on eurodollar and/or prime rate based formulas, and are more favorable than those in the old agreement. The Agreement also provides up to $5 million in Term Loan facilities to finance capital expenditures.

4. The Company and at least seventeen other companies are potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Environmental Protection Agency (`EPA') issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task. The Company and the other potentially responsible parties negotiated with the EPA as to how best to effect the clean up operation. After negotiation, an agreement was reached with the EPA on clean-up methodology. The clean-up is currently in progress and is expected to be completed by the end of 2001. The Company's remaining share of clean-up costs is anticipated to be in the range of approximately $1.3 million.

          The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. The amount of the reserve at March 31, 2001 was $4.8 million. The reserve includes a provision for the Company's anticipated share of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of other sites. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon.

          The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts. In addition to the above, there are several other claims and lawsuits pending against the Company and its subsidiaries. One of those lawsuits involves the division of costs between several potentially responsible companies for reimbursement to the EPA for costs it incurred to conduct environmental remediation at a drum and barrel recycler, which the Company had utilized in the late 1980's. The potentially responsible companies entered into an Agreement to, among other things, jointly defend the cost claims of the EPA. A dispute arose amongst the potentially responsible companies over the Agreement which resulted in the filing of a lawsuit. The matter went to trial before a jury in June of 1999 and a judgment was entered against the Company in the amount of approximately $750,000, plus interest and attorney fees. The Company is taking an appeal to the Michigan Court of Appeals and believes it has reasonable grounds to seek reversal of the judgment.

DETREX CORPORATION

         The amount of liability to the Company with respect to costs of remediation of contamination of the Fields Brook watershed and of other sites, and the amount of liability with respect to several other claims and lawsuits against the Company, is based on available data. The Company has established its reserves in accordance with its interpretation of the principles outlined in Statement of Financial Accounting Standards No. 5 and Securities and Exchange Commission Staff Accounting Bulletin No. 92. In the event that any additional accruals should be required in the future with respect to such matters, the amounts of such additional accruals could have a material impact on the results of operations to be reported for a specific accounting period but should not have a material impact on the Company's consolidated financial position.


5. The Company has three operating segments that meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":

         - Harvel Plastics - manufacturer of high quality PVC and CVPC pipe and custom extrusions

         - Elco Corporation - manufacturer of high performance specialty chemicals including lubricant additives, fine chemicals, and hydrochloric acid

         - Parts Cleaning Technologies Division - provides solutions for production parts cleaning needs, including equipment, solvents, recycling of waste, and contract parts cleaning

Other includes consulting, a business sold in 2000, property transactions, minority interest and provisions for certain employee benefit items. Data for the three months ended March 31, 2001 and 2000 is as follows:

                                                                  Three Months Ended March 31
                                                                     2001                2000
                                                                     ----                ----
Net sales:
   Harvel Plastics                                              $ 11,259,376         $12,395,631
   Elco Corporation                                                4,963,689           5,715,278
   Parts Cleaning Technologies Division                            4,127,003           4,665,842
   Other (includes intercompany eliminations)                       (111,234)            170,752
                                                                ------------         -----------
      Total                                                     $ 20,238,834         $22,947,503
                                                                ============         ===========

Earnings (loss) before income taxes:
   Harvel Plastics                                              $    776,949         $ 1,260,452
   Elco Corporation                                                  301,861             484,378
   Parts Cleaning Technologies Division                             (442,996)           (224,799)
   Other                                                              12,500             143,191
                                                                ------------         -----------
      Sub-total                                                 $    648,314         $ 1,663,222

   Corporate administrative expense                                 (848,736)           (915,484)
   Corporate interest expense                                       (192,731)           (224,209)
   Other                                                             (29,000)           (132,500)
                                                                ------------         -----------
     Total (loss) income from continuing operations             $   (422,153)        $   391,029
before taxes                                                    ============         ===========

DETREX CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Detrex Corporation and its consolidated subsidiaries ("the Company") incurred a net loss of $248,215 from continuing operations compared to income from continuing operations of $222,322 for the same period a year ago. Net sales for the period were $20.2 million compared to $22.9 million last year.

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):


                                                          Three Months Ended
                                                               March 31
                                                               --------
                                                        2001                2000
                                                        ----                ----
                                                    $         %         $         %
                                                    -         -         -         -
Sales                                             20,239    100.00    22,948    100.0
Gross margin                                       4,568      22.6     5,739     25.0
Selling, general and administrative expenses       3,768      18.6     4,086     17.8
Depreciation and amortization                        966       4.8       868      3.8
Net (loss) income from continuing operations        (248)     (1.2)      223      1.0


Sales for the quarter decreased by $2.7 million compared to the same period in 2000 due to the general economic slow-down in manufacturing and pressure on exports due to the continued strength of the U.S. dollar. All three of the Company's business units encountered weak market conditions which resulted in the overall revenue decline of 11.8%.

The gross margin of the Company decreased by $1.2 million compared to the same period a year ago, primarily due to the decrease in total revenues. Margins as a percentage of sales declined from 25.0% to 22.6% as a result of lower capacity utilization at The Elco Corporation ("Elco") and Harvel Plastics, Inc. ("Harvel") caused by the volume shortfall, a less favorable product mix at Parts Cleaning Technologies Division (`Parts Cleaning"), and, to a lesser extent, an increase in natural gas costs at Elco.

Selling and administrative expenses decreased by approximately $300,000. Year over year reductions were made in Parts Cleaning, Elco and the corporate office. Expenses increased modestly at Harvel to accommodate the growth of this subsidiary during the past year.

The provision for depreciation and amortization is higher than in 2000 as a result of capital expenditures at both Harvel and Elco.

Interest expense in 2001 is lower due to a decrease in interest rates and the repayment of the Company's term loans in September of 2000 and a $600,000 principal payment of the Industrial Development bonds in January 2001.

DETREX CORPORATION

The credit for income taxes was approximately 41% of the pre-tax loss from continuing operations in 2001, compared to an effective rate of approximately 43% of the pretax income from continuing operations recorded in 2000.

Results of Operations - Segment Disclosure

Harvel's sales in the first quarter of 2001 declined by $1.1 million, or 9.2%, compared to the same period in 2000, as demand dropped sharply in the middle of the quarter. Sales were down in both industrial and commercial segments. Erratic raw material resin pricing contributed to unsettled market conditions and put pressure on margins. Lower capacity utilization and less favorable product mix served to further reduce margins and earnings.

Elco's sales were down approximately $750,000, of which approximately $500,000 was attributable to reduced export sales of additives and pyrolles due to the strength of the U.S. dollar, and approximately $250,000 was the result of the general economic slowdown in the domestic additive and pyrolle business. Margins were down from year ago levels due to reduced volume effects and an increase in natural gas costs, offset somewhat by pricing actions taken in the first quarter.

Parts Cleaning incurred losses as both sales and margins were down from a year ago. The primary cause of both the revenue loss and margin deterioration was lower sales in the automotive related contract parts cleaning portion of the business. The Company is continuing to narrow the focus of this business.

Liquidity, Financial Condition, and Capital Resources

The Company utilized internally generated funds to finance its operations during the first quarter. Long term debt was reduced by $600,000 and borrowings under the Revolving Credit Agreement increased by $543,000. Working capital was $6.3 million compared to $4.1 million a year ago.

In April, the Company negotiated a new credit facility with Comerica Bank (Note
3). In addition to extending the existing $13.0 million Revolving Credit Agreement, $5.0 million is now available to finance capital expenditures. Interest rates are more favorable than those in the prior agreement.

The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.



                           PART II - OTHER INFORMATION

Item 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibit 10- Amended and Restated Credit Agreement dated April 25, 2001

              (b) There were no Reports on Form 8-K filed for the quarter ended March 31, 2001

DETREX CORPORATION


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DETREX CORPORATION

Date     5/10/01              /s/ T.M. Mark
      ----------------        ------------------------------------------------
                              T.M. Mark
                              President and Chief Executive Officer



Date     5/10/01              /s/ S. J. Quinlan
       ---------------        ------------------------------------------------
                              S. J. Quinlan
                              Treasurer, Controller and Chief Accounting Officer