Form 10-Q
period 2001-06-30
DETREX CORPORATION
filed 2001-08-14
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001   Commission file number   0-784
                               ---------------                        ----------


                               DETREX CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Michigan                                     38-0480840
------------------------------------------               -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

 24901 Northwestern Hwy., Ste. 500, Southfield,  MI             48075
--------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (248) 358-5800
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

As of August 14, 2001 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION

                                     INDEX

PART I                              FINANCIAL INFORMATION                                  PAGE
------                              ---------------------                                  ----


                           Item 1   Condensed Consolidated Balance Sheets-
                                    June 30, 2001 and December 31, 2000                     3

                                    Condensed Consolidated Unaudited Statements
                                    of Operations For the Three and Six Months
                                    Ended June 30, 2001 and 2000                            4

                                    Condensed Consolidated Unaudited Statements
                                    of Cash Flows- Six Months Ended June 30,
                                    2001 and 2000                                           5

                                    Notes to Condensed Consolidated Unaudited
                                    Financial Statements                                    6-7

                           Item 2   Management's Discussion and Analysis of
                                    Interim Financial Information                           8-10


PART II                             OTHER INFORMATION

                           Item 4   Submission of Matters to Vote of Security Holders       11

                           Item 6   Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                                                  12


DETREX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 UNAUDITED             AUDITED
                                                                               June 30, 2001      December 31, 2000
                                                                               -------------      -----------------

ASSETS

Current Assets:
Cash and cash equivalents                                                      $   391,237           $   363,829
Accounts receivable (less allowance for uncollectible accounts
      of  $134,000 in 2001 and $244,000 in 2000)                                11,080,826            11,591,331
Inventories:
           Raw materials                                                         3,480,453             3,185,785
           Work in process                                                         438,771               277,790
           Finished goods                                                        6,982,997             6,920,821
                                                                               -----------           -----------
                              Total Inventories                                 10,902,221            10,384,396
Prepaid expenses and other                                                         489,526               786,915
Deferred income taxes                                                            2,405,674             1,955,959
                                                                               -----------           -----------
                              Total Current Assets                              25,269,484            25,082,430

Land, buildings, and equipment-net                                              21,175,715            24,238,494
Property held for sale                                                           2,735,066                 --
Prepaid pensions                                                                 2,376,043             2,253,947
Other assets                                                                       411,603               442,204
                                                                               -----------           -----------
                                                                               $51,967,911           $52,017,075
                                                                               ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable                                                                  $ 8,295,045           $ 6,830,335
Current portion of long-term debt                                                  500,000               600,000
Current maturities of capital leases                                               132,258               168,414
Accounts payable                                                                 6,659,185             5,227,072
Environmental reserve                                                            2,100,000             2,100,000
Accrued compensation                                                               190,753               656,442
Other accruals                                                                   2,330,177             2,583,040
                                                                               -----------           -----------
                               Total Current Liabilities                        20,207,418            18,165,303

Long term portion of capital lease obligations                                     130,845               194,418
Long-term debt                                                                   2,400,000             2,900,000
Accrued postretirement benefits                                                  3,728,027             3,728,027
Environmental reserve                                                            2,084,111             2,937,103
Accrued pension and other                                                          551,198               551,198
Minority interest                                                                2,618,834             2,507,635
Deferred income taxes                                                              651,733               651,733

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         outstanding 1,583,414 shares                                            3,166,828             3,166,828
Additional paid-in capital                                                          22,020                22,020
Retained earnings                                                               16,406,897            17,192,810
                                                                               -----------           -----------
                              Total Stockholders' Equity                        19,595,745            20,381,658
                                                                               -----------           -----------
                                                                               $51,967,911           $52,017,075
                                                                               ===========           ===========

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF  OPERATIONS



                                                                        Three Months Ended               Six Months Ended
                                                                              June 30                        June 30
                                                                      2001            2000             2001            2000
                                                                      ----            ----             ----            ----

Net sales                                                         $18,861,401       $22,211,139     $39,100,235    $45,158,642


Cost of sales                                                      14,749,123        16,833,188      30,420,334     34,041,626
Selling, general and administrative expenses                        3,678,769         3,740,729       7,446,717      7,826,400
Provision for depreciation and amortization                           954,370           879,428       1,920,539      1,747,787
Net (gain) loss from property transactions                            (3,959)                           (3,959)         98,859
                                                                                         84,955
Other income and deductions                                          (45,772)         (140,965)        (99,609)      (181,902)
Minority interest                                                      69,665           105,914         141,199        220,489
Interest expense                                                      208,462           331,208         446,423        637,672
                                                                  -----------       -----------     -----------    -----------

(Loss) income from continuing operations before income taxes        (749,257)           376,682     (1,171,409)        767,711

(Credit) provision for income taxes                                 (211,558)           157,871       (385,496)        326,577
                                                                  -----------       -----------     -----------    -----------


Net (loss) income from continuing operations                        (537,699)           218,811       (785,913)        441,133

Income from discontinued operations, net of taxes                      --                42,217          --            111,452
                                                                  -----------       -----------     -----------    -----------


Net (loss) income                                                 $ (537,699)       $   261,028     $ (785,913)    $   552,585
                                                                  ===========       ===========     ===========    ===========

Basic and diluted (loss) earnings per share:
       From continuing operations                                 $     (.34)       $       .14     $     (.50)    $       .28
       From discontinued operations                               $    --           $       .02     $    --        $       .07
                                                                  -----------       -----------     -----------    -----------
Net Income                                                        $     (.34)       $       .16     $     (.50)    $       .35
                                                                  ===========       ===========     ===========    ===========

Weighted average shares outstanding:
       Basic                                                        1,583,414         1,583,414       1,583,414      1,583,414
       Effects of dilutive stock options                               --                --              --              --
                                                                  -----------       -----------     -----------    -----------

       Diluted                                                      1,583,414         1,583,414       1,583,414      1,583,414
                                                                  ===========       ===========     ===========    ===========






SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                                Six Months Ended
                                                                                                     June 30
                                                                                               2001           2000
                                                                                               ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (loss) income                                                                $  (785,913)  $    552,585
          Adjustments to reconcile net (loss) income to net cash provided by (used
           in)
          Operating activities:
                    (Income) from discontinued operations                                        --          (111,452)
                    Depreciation and amortization                                            1,920,539      1,747,787
                    (Gain) loss on disposal of property                                         (3,959)        98,859
                    Deferred income taxes                                                     (449,715)       169,467
                    Minority interest                                                          111,199        190,490
          Changes to operating assets and liabilities that provided (used) cash:
                    Accounts receivable                                                        347,169       (958,073)
                    Inventories                                                               (517,825)        66,802
                    Prepaid expenses and other                                                 177,747         52,992
                    Other assets                                                                30,601         97,184
                    Accounts payable                                                         1,361,936       (927,997)
                    Environmental reserve                                                     (852,992)      (454,423)
                    Accrued compensation                                                      (465,689)       214,195
                    Other accruals                                                             386,250         72,104
                    Postretirement benefits                                                      --           150,000
                                                                                           -----------   ------------

                              Total adjustments                                              2,045,261        407,935
                                                                                           -----------   ------------
                           Net cash provided by continuing operating activities              1,259,348        960,520
                           Net cash used in discontinued operating activities                 (384,470)      (294,980)
                                                                                           -----------   ------------
                           Net cash provided by operating activities                           874,878        665,540
                                                                                           -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                              (1,078,385)      (757,497)
          Sale/disposal of fixed assets                                                          --            84,626
                                                                                           -----------   ------------

                           Net cash used in continuing investing activities                 (1,078,385)      (672,871)
                           Net cash used in discontinued investing activities                 (534,066)       (40,862)
                                                                                           -----------   ------------
                           Net cash used in investing activities                            (1,612,451)      (713,733)
                                                                                           -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net borrowings under revolving credit facility                                     1,464,710        725,196
          Borrowing under equipment loan facility                                                --           170,000
          Repayment of long term debt                                                         (600,000)      (683,000)
          Principal payments under capital lease obligations                                   (99,729)      (111,848)
                                                                                           -----------   ------------
                               Net cash provided by financing activities                       764,981        100,348
                                                                                           -----------   ------------
Net increase in cash and cash equivalents                                                       27,408         52,155
Cash and cash equivalents at beginning of period                                               363,829        381,269
                                                                                           -----------   ------------
Cash and cash equivalents at end of period                                                 $   391,237   $    433,424
                                                                                           ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                    Interest                                                               $   450,432   $    696,264
                    Income taxes                                                           $    93,000   $      8,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Capital lease obligations incurred with the acquisition of equipment              $       -0-   $        -0-
         Capital lease terminations                                                        $       -0-   $        -0-



SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the periods presented. Certain amounts for 2000 have been reclassified to conform with 2001 classifications. The information furnished for the six months may not be indicative of results to be expected for the full year.

2. Effective September 30, 2000, the Company completed the sale of the assets, excluding real estate, of its paint subsidiary to Red Spot Paint & Varnish Co., for $11.1 million. The sale resulted in a net gain of $2.6 million. In addition, the Company and Red Spot entered into an agreement whereby the Company manufactured for Red Spot for a period of four months commencing October 1, 2000 and ending January 31, 2001. The property related to this discontinued segment is currently held for sale.

3. The Company entered into a new Credit Agreement (the Agreement) with Comerica Bank on April 25, 2001. The Agreement, which has an expiration date of April 25, 2003, provides for a credit facility of up to $13.0 million, collateralized by the Company's inventory, accounts receivable, certain fixed assets, and stock of subsidiaries. The Agreement contains, among other provisions, requirements for maintaining defined levels of tangible net worth and various financial statement ratios. Interest rates negotiated under the Agreement are based on eurodollar and/or prime rate based formulas, and are more favorable than those in the old agreement. The Agreement also provides up to $5 million in Term Loan facilities to finance capital expenditures. At June 30, 2001, the Company was not in compliance with one of the financial covenants contained in the Agreement, but Comerica has granted a waiver of the covenant default, effective as of that date. The Company and Comerica are negotiating an amendment to the Agreement with revised terms and covenants.

4. The Company and at least seventeen other companies are potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Environmental Protection Agency (`EPA') issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task. The Company and the other potentially responsible parties negotiated with the EPA as to how best to effect the clean up operation. After negotiation, an agreement was reached with the EPA on clean-up methodology. The clean-up is currently in progress and is expected to be completed by the end of 2001. The Company's remaining share of clean-up costs is anticipated to be in the range of approximately $700,000.

         The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. The amount of the reserve at June 30, 2001 was $4.2 million. The reserve includes a provision for the Company's anticipated share of remediation in the Fields Brook watershed referred to above, as well as a provision for costs that are expected to be incurred in connection with remediation of other sites. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon.

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

5. The Company has three operating segments that meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":

         - Harvel Plastics - manufacturer of high quality PVC and CPVC pipe and custom extrusions
         - Elco Corporation - manufacturer of high performance specialty chemicals including lubricant additives, fine chemicals, and - hydrochloric acid
         - Parts Cleaning Technologies - provides solutions for production parts cleaning needs, including equipment, solvents, recycling of waste, and contract parts cleaning

Other includes consulting, property transactions, minority interest and provisions for certain employee benefit items. Data for the three and six month periods ended June 30, 2001 and 2000 is as follows:


                                                           Three Months Ended June 30           Six Months Ended June 30
                                                       ------------------------------------ ----------------------------------
                                                             2001              2000               2001             2000
                                                             ----              ----               ----             ----
Net sales:
   Harvel Plastics                                          $10,503,742        $12,273,046     $  21,763,118      $24,668,677
   Elco Corporation                                           4,802,167          5,144,526         9,765,856       10,859,804
   Parts Cleaning Technologies                                3,605,275          4,683,517         7,724,265        9,349,359
   Other (includes intercompany eliminations)                   (49,783)           110,050          (153,004)         280,802
                                                            -----------        -----------     -------------      -----------
      Total                                                 $18,861,401        $22,211,139     $  39,100,235      $45,158,642
                                                            ===========        ===========     =============      ===========



Earnings (loss) before income taxes:
   Harvel Plastics                                          $   756,657        $ 1,165,168     $   1,533,606      $ 2,425,620
   Elco Corporation                                             274,726            391,196           576,587          875,574
   Parts Cleaning Technologies                                 (798,328)          (105,226)       (1,241,324)        (330,025)
   Other                                                         12,500            141,892            25,001          285,083
                                                            -----------        -----------     -------------      -----------
      Sub-total                                                 245,555         1,593,030            893,870        3,256,252


   Corporate administrative expense                            (776,215)          (765,474)       (1,624,951)      (1,680,958)
   Corporate interest expense                                  (179,486)          (253,711)         (372,217)        (482,420)
   Other                                                        (39,121)          (197,163)          (68,111)        (325,163)
                                                            -----------        -----------     -------------      -----------
      Total (loss) income from continuing operations
before taxes                                                $  (749,257)       $   376,682     $ (1,171,409)      $   767,711
                                                            ===========        ===========     =============      ===========


DETREX CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Detrex Corporation and its consolidated subsidiaries ("the Company") incurred a net loss from continuing operations of $537,699 during the second quarter of 2001, compared with net income from continuing operations of $218,811 for the second quarter of 2000. For the first six months of 2001, the Company reported a net loss from continuing operations of $785,913, compared with net income from continuing operations of $441,133 for the first half of 2000. Net sales for the six month period declined to $39.1 million from $45.2 million for the same period in 2000.

Summarized below is selected operating data for the three and six month periods ended June 30, 2001 and comparable data for the same periods last year (in thousands):



                                                           Three Months Ended                     Six Months Ended
                                                                June 30                               June 30
                                                                -------                               -------
                                                       2001               2000               2001              2000
                                                       ----               ----               ----              ----
                                                   $         %        $         %         $         %         $       %
Sales                                             18,861    100.00   22,211     100.0     39,100   100.00    45,159  100.0
Gross margin                                       4,112      21.8    5,378      24.2      8,680     22.2    11,117   24.6
Selling, general and administrative expenses       3,679      19.5    3,741      16.8      7,447     19.0     7,826   17.3
Depreciation and amortization                        954       5.1      879       4.0      1,921      4.9     1,748    3.9
Net (loss) income from continuing operations       (538)     (2.9)      219       1.0      (786)    (2.0)       441    1.0


Sales declined $3.4 million, or 15%, in the second quarter of 2001 compared to the same period in the prior year. Each of the three Company business units continued to experience weak market conditions, caused primarily by decreases in domestic manufacturing activity due to the economic slowdown and, to a lesser extent, the continuing strength of the U.S. dollar, which caused export sales to decline.

The gross margin of the Company decreased by $1.3 million in the second quarter of 2001 compared to the same period in 2000, primarily due to the lower level of business activity. Margins as a percentage of sales remained relatively stable at both Harvel Plastics, Inc. ("Harvel") and The Elco Corporation ("Elco"), as lower raw material costs and pricing actions were able to offset the adverse effects of lower capacity utilization. The margins in Parts Cleaning Technologies ("Parts Cleaning") declined due to a volume reduction of 23%, shifting product mix within its solvent distribution and contract parts cleaning product lines, and lower margins on equipment shipments.

Selling, general and administrative expenses declined by 1.7% in the second quarter of this year and 4.9% year to date, compared to the same periods in the prior year, as cost reduction actions taken at Parts Cleaning and the corporate office were partially offset by increased employee benefit costs, primarily health care and reduced pension credits, at Harvel.

The provision for depreciation and amortization in 2001 is higher than in 2000 as a result of capital expenditures at both Harvel and Elco.

Interest expense in 2001 is lower than in 2000 due to decreases in interest rates, lower average balances outstanding on the revolving credit facility, the repayment of the Company's term loans in September of 2000 and the $600,000 principal payment of the Harvel Industrial Development Bonds in January 2001.

DETREX CORPORATION


The credit for income taxes in the first half of 2001 was approximately 33% of the pretax loss from continuing operations, as the statutory 34% federal rate was offset slightly by state and local income tax expense at the profitable segments. In 2000, the effective tax rate of approximately 43% of the pretax income from continuing operations reflected the federal tax rate plus state and local tax expense.


Results of Operations - Segment Disclosure

Harvel's sales declined by $1.7 million, or 14.4%, in the second quarter of 2001 compared to the same period in 2000, and declined $2.9 million, or 10.8%, for the year to date period compared to the same period in 2000, as demand in the commercial and industrial segments of the economy continued to be sluggish. Gross margins expressed as a percentage of sales were relatively unchanged for the six month period compared to the same period in 2000, as adverse effects from lower capacity utilization and reduced selling prices due to weak market demand were substantially offset by decreased raw material costs and more favorable product mix. Selling, general and administrative expenses increased nominally in both the quarter and the six month period in 2001 compared to the same periods in 2000, primarily as the result of increased employee benefit costs and reduced pension credits.

Revenues at Elco declined 6.6% in the second quarter of 2001, and 10.1 % for the six month period, both as compared to the respective periods in the prior year. The principal reasons were a decline in export additive sales for the year to date and, with respect to the second quarter, a significant decline in domestic additive sales in June, which was due to delayed orders and inventory corrections at several major customers. Overall, year to date export additive sales have declined by approximately $700,000 when compared to the same period in the prior year, due to the continued strength of the U.S. dollar. Domestic additive sales for the six month period have declined by approximately $400,000 compared to the same period last year, due primarily to the domestic manufacturing slowdown. Hydrochloric acid sales in the first six months of 2001 increased by approximately $300,000 compared to the same period in the prior year, due in large part to the exit from the business of a competitor. For the 2001 year to date period, margins as a percent of sales improved by .7% compared to the same period in 2000, as the favorable impact from improved pricing levels and lower raw material costs more than offset the adverse effects of lower capacity utilization.

Parts Cleaning continued to be adversely affected by the manufacturing slowdown, as revenues declined by 23% in the second quarter of 2001 compared to the same period in 2000. Year to date revenues in the solvent distribution business declined by approximately $1.0 million compared to the same period in 2000. Year to date revenues for the contract parts cleaning business declined by approximately $700,000 compared to the same period in 2000, due primarily to production declines in the automotive customer base. For the three and six month periods, margins have declined, primarily due to significant volume declines in higher margin product lines and the adverse effects of lower volume. Additionally, for the same comparative periods, the equipment product line suffered margin deterioration due to unanticipated increases in material and subcontractor costs.

The Company has initiated a study of how to exit its Parts Cleaning segment, including the transfer or elimination of related environmental liabilities. The process is at an early stage and is subject to substantial uncertainties, including the consent of its lenders. Subject to the development of more complete information, the Company currently estimates that the impact on its statement of operations could be an after tax loss in the range of $5 - 8 million and that the impact on its cash flow could range from a negative $2 million to a positive cash flow. These estimates may be significantly impacted by the salability of several operations and other factors.

DETREX CORPORATION

Liquidity, Financial Condition, and Capital Resources

The Company utilized a combination of internally generated funds and increased borrowings of $1.5 million under the revolving credit facility to finance operating activities, $1.1 million in capital expenditures, $500,000 in sale preparation costs for property held for sale, and a $600,000 reduction in long term debt during the first half of 2001.

In April, the Company negotiated a new credit facility with Comerica Bank (Note
3). In addition to extending the existing $13.0 million Revolving Credit Agreement, $5.0 million became available to finance capital expenditures. At June 30, 2001, the $5.0 million had not yet been utilized. The Company was not in compliance with one of the financial covenants contained in the Agreement at June 30, 2001, but Comerica has granted a waiver of the default, effective as of that date. The Company and Comerica are negotiating an amendment to the Agreement with revised terms and covenants.

Working capital at June 30, 2001 was $ 5.1 million, as compared to $6.9 million at December 31, 2000. The company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.

Other

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS No. 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Company.

Many of the statements included in this quarterly report on Form 10-Q ("quarterly report") that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the private securities litigation reform act of 1995 (the "1995 reform act"). Additional oral or written forward looking statements may be made by or on behalf of the company from time to time and such statements may be included in documents other than this quarterly report. Such forward-looking statements involve a number of known and unknown risks and uncertainties. While these statements represent the company's current judgment with respect to its business, such risks and uncertainties could cause actual results, performance and achievements, or industry results, to differ materially from those suggested herein. The company undertakes no obligation to release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements in this quarterly report and elsewhere may include, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions and adequacy of resources. All forward-looking statements in this quarterly report and elsewhere are intended to be made pursuant to the safe harbor provisions of the 1995 reform act. Factors that could cause results to differ materially from those projected in the forward-looking statements include: market conditions, salability of the businesses on favorable terms, availability of buyers, cooperation of lenders, environmental remediation costs, liquidation value of assets, costs to exit leased facilities, cost and availability of environmental liability insurance, marketability of real estate, execution of projects in backlog, and retention of key personnel.

DETREX CORPORATION

                          PART II - OTHER INFORMATION

Item 4                     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The 75th Annual Meeting of the Stockholders of Detrex Corporation was held in Southfield, Michigan on the 26th day of April 2001.

                           Election of Messrs. Cox and Mark as Directors of the Third Class to hold office for three year terms or until their successors have been elected and qualify:

                                            Mr. Cox                    Mr. Mark
                                            -------                    --------

                           For              1,374,259                  1,454,296
                           Against             --                         --
                           Abstain            109,429                     29,392


                           Messrs. Emmett, King, Mangold, McCleary, Thalacker, and Zimmer continue as directors. Mr. Withrow declined to stand for re-election.


Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                        Exhibits  - None

(b) A report on Form 8-K was filed on April 30, 2001 announcing that Thomas Mark was named Chief Executive Officer of the Company, effective immediately.

DETREX CORPORATION



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DETREX CORPORATION



Date   August 14, 2001        T. E. Mark
       ---------------        ------------------------------------------------
                              T. E. Mark
                              President and Chief Executive Officer



Date   August 14, 2001        S. J. Quinlan
       ---------------        ------------------------------------------------
                              S. J. Quinlan
                              Treasurer, Controller & Chief Accounting Officer