Form 10-Q
period 2001-09-30
DETREX CORPORATION
filed 2001-11-14
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 30, 2001  Commission file number 0-784
                                ------------------                         -----



                               DETREX CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Michigan                                             38-0480840
---------------------------------------                 -----------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)



 24901 Northwestern Hwy., Ste. 500, Southfield,  MI                   48075
--------------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code          (248) 358-5800
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

As of November 14, 2001 1,583,414 shares of the registrant's stock were outstanding.




DETREX CORPORATION
                                      INDEX

PART I                     FINANCIAL INFORMATION                                         PAGE
------                     ---------------------                                         ----

                  Item 1   Condensed Consolidated Balance Sheets- September
                           30, 2001 and December 31, 2000                                 3

                           Condensed Consolidated Unaudited Statements of
                           Operations For the Three and Nine Months Ended
                           September 30, 2001 and 2000                                    4

                           Condensed Consolidated Unaudited Statements of Cash
                           Flows for the Three and Nine Months Ended September
                           30, 2001 and 2000                                              5

                           Notes to Condensed Consolidated Unaudited Financial
                           Statements                                                    6-7

                  Item 2   Management's Discussion and Analysis of Interim
                           Financial Information                                        8-11


PART II                    OTHER INFORMATION
-------                    -----------------

                  Item 6   Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                                                12



DETREX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                UNAUDITED               AUDITED
                                                                           September 30, 2001         December 31,
                                                                           ------------------         ------------
                                                                                2000                      2001
                                                                                ----                      ----
ASSETS

Current Assets:
Cash and cash equivalents                                                     $   185,738            $   363,829
Accounts receivable (less allowance for uncollectible accounts
      of $157,000 in 2001 and $310,000 in 2000)                                11,562,995             11,591,331
Inventories:
           Raw materials                                                        3,182,515              3,185,785
           Work in process                                                        101,496                277,790
           Finished goods                                                       7,438,101              6,920,821
                                                                              -----------            -----------
                              Total Inventories                                10,722,112             10,384,396
Prepaid expenses and other                                                        617,597                786,915
Deferred income taxes                                                           2,655,990              1,955,959
                                                                              -----------            -----------
                              Total Current Assets                             25,744,432             25,082,430

Land, buildings, and equipment-net                                             20,883,480             24,238,494
Property held for sale                                                          2,886,824
Prepaid pensions                                                                2,371,534              2,253,947
Other assets                                                                      418,608                442,204
                                                                              -----------            -----------
                                                                              $52,304,878            $52,017,075
                                                                              ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable                                                                 $ 8,852,781            $ 6,830,335
Current portion of long-term debt                                                 500,000                600,000
Current maturities of capital leases                                              132,258                168,414
Accounts payable                                                                7,731,379              5,227,072
Environmental reserve                                                           2,100,000              2,100,000
Accrued compensation                                                              326,276                656,442
Other accruals                                                                  2,316,789              2,583,040
                                                                              -----------            -----------
                               Total Current Liabilities                       21,959,483             18,165,303

Long term portion of capital lease obligations                                    101,363                194,418
Long-term debt                                                                  2,400,000              2,900,000
Accrued postretirement benefits                                                 3,728,027              3,728,027
Environmental reserve                                                           1,175,246              2,937,103
Accrued pensions and other                                                        551,198                551,198
Minority interest                                                               2,651,736              2,507,635
Deferred income taxes                                                             651,733                651,733

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         Outstanding 1,583,414 shares                                           3,166,828              3,166,828
Additional paid-in capital                                                         22,020                 22,020
Retained earnings                                                              15,897,244             17,192,810
                                                                              -----------            -----------
                              Total Stockholders' Equity                       19,086,092             20,381,658
                                                                              -----------            -----------
                                                                              $52,304,878            $52,017,075
                                                                              ===========            ===========


SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS



                                                                  Three Months Ended                       Nine Months Ended
                                                                     September 30                             September 30
                                                                 2001             2000                    2001           2000
                                                                 ----             ----                    ----           ----

Net sales                                                 $ 18,064,129        $ 21,021,822        $ 57,164,364        $ 66,180,464


Cost of sales                                               13,941,038          15,798,855          44,361,372          49,833,976
Selling, general and administrative expenses                 3,696,679           3,832,724          11,143,396          11,663,111
Provision for depreciation and amortization                    927,990             898,568           2,848,529           2,648,417
Net (gain) loss from property transactions                      (1,000)               (572)             (4,959)             98,287
Other (income) and deductions                                  (46,349)            (66,853)           (145,957)           (248,756)
Minority interest                                               62,902             109,289             204,101             329,778
Interest expense                                               198,403             331,381             644,825             969,053
                                                          ------------        ------------        ------------        ------------
(Loss) income from continuing operations
     before income taxes                                      (715,534)            118,430          (1,886,943)            886,598

(Credit) provision for income taxes                           (205,881)             48,087            (591,377)            374,820
                                                          ------------        ------------        ------------        ------------
Net (loss) income from continuing operations                  (509,653)             70,343          (1,295,566)            511,778

Discontinued operations:
     (Loss) income from operations of
        Seibert-Oxidermo, Inc. net of tax                                           (1,949)                                109,201
     Gain on sale of Seibert-Oxidermo, Inc.
        net of tax                                                  --           2,697,444                  --           2,697,444
                                                          ------------        ------------        ------------        ------------
Net (loss) income                                         $   (509,653)       $  2,765,838        $ (1,295,566)       $  3,318,423
                                                          ============        ============        ============        ============

Basic and diluted (loss) earnings per common share:
       From continuing operations                         $      (0.32)       $       0.04        $      (0.82)       $       0.32
       From discontinued operations                                 --                1.70                  --                1.77
                                                          ------------        ------------        ------------        ------------
       Net (loss) income per share                        $      (0.32)       $       1.74        $      (0.82)       $       2.09
                                                          ------------        ============        ============        ============

Number of shares outstanding (basic and diluted)             1,583,414           1,583,414           1,583,414           1,583,414


SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                              Nine Months Ended
                                                                                                 September 30
                                                                                            2001               2000
                                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                                  $(1,295,566)       $ 3,318,423
     Adjustments to reconcile net (loss) income to net cash provided by (used in)
                Loss (income) from discontinued operations                                       --         (2,806,645)
                Depreciation and amortization                                             2,848,529          2,648,417
                (Gain) loss on disposal of property                                          (4,959)            98,287
                Deferred income taxes                                                      (700,031)           (84,160)
                Minority interest                                                           144,101            269,779
      Changes to operating assets and liabilities that provided (used) cash:
                Accounts receivable                                                        (135,000)        (1,068,538)
                Inventories                                                                (337,716)          (852,408)
                Prepaid expenses and other                                                   54,185           (267,149)
                Other assets                                                                 23,595            645,339
                Accounts payable                                                          2,529,847         (1,262,340)
                Environmental reserve                                                    (1,761,857)          (725,559)
                Accrued compensation                                                       (330,166)           448,710
                Other accruals                                                              378,172           (430,836)
                Postretirement benefits                                                          --            150,000
                                                                                        -----------        -----------
                      Total adjustments                                                   2,708,700         (3,237,103)
                                                                                        -----------        -----------
                 Net cash provided by continuing operating activities                     1,413,134             81,320
                 Net cash (used in) provided by discontinued operating activities          (484,497)         6,722,933
                                                                                        -----------        -----------
                 Net cash provided by operating activities                                  928,637          6,804,253
                                                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                               (1,714,141)        (1,532,138)
      Sale/disposal of fixed assets                                                              --             84,626
                                                                                        -----------        -----------
                 Net cash (used in) continuing investing activities                      (1,714,141)        (1,447,512)
                 Net cash (used in) provided by discontinued investing activities          (685,823)         4,328,038
                                                                                        -----------        -----------
                 Net cash (used in) provided by investing activities                     (2,399,964)         2,880,526

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net borrowings (repayments) under revolving credit facility                         2,022,447         (7,356,960)
      Repayment of long term debt                                                          (600,000)        (2,168,775)
      Principal payments under capital lease obligations                                   (129,211)          (168,398)
                                                                                        -----------        -----------
                 Net cash provided by (used in) financing activities                      1,293,236         (9,694,133)
                                                                                        -----------        -----------
Net decrease in cash and cash equivalents                                                  (178,091)            (9,354)
Cash and cash equivalents at beginning of period                                            363,829            381,269
                                                                                        -----------        -----------
Cash and cash equivalents at end of period                                              $   185,738        $   371,915
                                                                                        ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                 Interest                                                               $   635,331        $ 1,078,974
                 Income taxes                                                           $   115,500        $    16,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Capital lease obligations incurred with the acquisition of equipment              $       -0-        $   105,767
      Capital lease terminations                                                        $       -0-        $       -0-



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

3. The Company entered into a new Credit Agreement (the Agreement) with Comerica Bank (Comerica) on April 25, 2001. The Agreement, which had an expiration date of May 1, 2003, provided for a credit facility of up to $13 million, collateralized by the Company's inventory, accounts receivable, certain fixed assets, and stock of subsidiaries. The Agreement also provided up to $5 million in Term Loan facilities to finance capital expenditures. The Agreement contained among other provisions, requirements for maintaining defined levels of tangible net worth and various financial statement ratios. The Company was not in compliance with the financial covenants contained in the Agreement at June 30, 2001 and at September 30, 2001; however, Comerica granted waivers of default effective as of those dates. The Company and Comerica negotiated an amendment to the Agreement, dated as of November 2, 2001, with revised terms and covenants. In this amended agreement, which has an expiration date of May 1, 2003, the $13 million credit facility remained in effect, with a more favorable borrowing base formula; however, the $5 million of term loan availability was terminated. The interest rate for the revolving credit facility in the amended agreement was increased to prime plus 3/4%. The Company is currently in compliance with the revised financial covenants.

4. The Company and at least seventeen other companies are potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Environmental Protection Agency ('EPA') issued a Record of Decision in 1986 concerning the methods it recommends using to accomplish this task. The Company and the other potentially responsible parties negotiated with the EPA as to how best to effect the clean up operation. After negotiation, an agreement was reached with the EPA on clean-up methodology. The clean-up is currently in progress and is expected to be completed by the end of 2001. The accounts payable of the Company include approximately $1.2 million of amounts due for this cleanup.

          The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon. The amount of the reserve at September 30, 2001 was $3.3 million. The reserve includes provisions for costs that are expected to be incurred in connection with remediation of sites other than the Fields Brook watershed.

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

DETREX CORPORATION

The amount of liability of the Company with respect to costs of remediation of contamination of the Fields Brook watershed and of other sites, and the amount of liability with respect to several other claims and lawsuits against the Company, was based on available data. The Company has established its reserves in accordance with its interpretation of the principles outlined in Statement of Financial Accounting Standards No. 5 and Securities and Exchange Commission Staff Accounting Bulletin No. 92. In the event that any additional accruals should be required in the future with respect to such matters, the amounts of such additional accruals could have a material impact on the results of operations to be reported for a specific accounting period but should not have a material impact on the Company's consolidated financial position.

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

See Note 2 regarding the sale of Seibert Oxidermo on September 30, 2000.

Other includes consulting, businesses sold in 1999, property transactions, minority interest and provisions for certain employee benefit items. Data for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 is as follows:


===============================================================================================================================
                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30                   September 30
-------------------------------------------------------------------------------------------------------------------------------
                                                                      2001            2000           2001            2000
                                                                      ----            ----           ----            ----
Net sales:
   Harvel Plastics                                               $  9,983,413    $ 12,089,943    $ 31,746,531    $ 36,758,620
   Elco Corporation                                                 4,664,020       4,919,624      14,429,876      15,779,428
   Parts Cleaning Technologies                                      3,240,682       3,882,702      10,964,947      13,232,062
   Other                                                              176,014         129,553          23,010         410,354
                                                                 ------------    ------------    ------------    ------------
      Total                                                      $ 18,064,129    $ 21,021,822    $ 57,164,364    $ 66,180,464
                                                                 ============    ============    ============    ============
Income (loss) from continuing operations
   before income taxes:
   Harvel Plastics                                                    456,751       1,202,292       1,990,357       3,627,912
   Elco Corporation                                                   402,778         233,971         979,365       1,109,365
   Parts Cleaning Technologies                                       (967,193)       (239,316)     (2,208,517)       (569,020)
   Other                                                              399,941         141,138         424,942         542,963
                                                                 ------------    ------------    ------------    ------------
      Sub-total                                                       292,277       1,338,085       1,186,147       4,711,220

   Corporate administrative expense                                  (708,022)       (841,682)     (2,332,973)     (2,522,640)
   Corporate interest expense                                        (181,342)       (268,915)       (553,559)       (751,335)
   Other                                                             (118,447)       (109,058)       (186,558)       (550,647)
                                                                 ------------    ------------    ------------    ------------
      Total                                                      $   (715,534)   $    118,430    $ (1,886,943)   $    886,598
                                                                 ============    ============    ============    ============

-------------------------------------------------------------------------------------------------------------------------------


DETREX CORPORATION



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Detrex Corporation and its consolidated subsidiaries ("the Company") incurred a net loss from continuing operations of $509,653 in the third quarter of 2001, compared with net income from continuing operations of $70,343 for the same period in 2000. For the first nine months of 2001, the Company reported a net loss from continuing operations of $1,295,566, compared with net income from continuing operations of $511,778 for the first nine months of 2000.

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):



============================================================================================================================

                                                         Three Months Ended                      Nine Months Ended
                                                              Sept 30                                Sept 30
                                                              -------                                -------
                                                     2001               2000                 2001               2000
                                                     ----               ----                 ----               ----
----------------------------------------------------------------------------------------------------------------------------

                                                $         %        $        %           $         %        $        %
----------------------------------------------------------------------------------------------------------------------------

Sales                                           18,064   100.00   21,022   100.00       57,164   100.00   66,180   100.00
----------------------------------------------------------------------------------------------------------------------------
Gross margin                                     4,123     22.8    5,223     24.8       12,803     22.4   16,346     24.7
----------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses     3,697     20.5    3,833     18.2       11,143     19.5   11,663     17.6
----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                      928      5.1      899      4.3        2,849      5.0    2,648      4.0
----------------------------------------------------------------------------------------------------------------------------
Net (loss) income from continuing operations      (509)    (2.8)      70      0.3       (1,295)    (2.3)     512      0.8
----------------------------------------------------------------------------------------------------------------------------



Sales declined $3.0 million, or 14%, in the third quarter of 2001 compared to the same period in the prior year, as business conditions remained weak in the markets served by the Company. The sales decline is comparable to the 15% decline reported in the second quarter of 2001, also compared to the same period in 2000. Each of the three operating segments reported revenue declines in the third quarter and year to date periods, as compared to the respective periods in the prior year. The third quarter decline included the effects of the September 11 attack on the World Trade Center.

The gross margin of the Company decreased by $1.1 million in the third quarter of 2001, compared to the same period in the prior year, and is primarily due to the decline in revenue of the Company. Expressed as a percentage of sales, gross margins declined to 22.8% in the third quarter of 2001, compared to 24.8% in the third quarter of 2000. This deterioration in margin percentage is primarily attributable to the adverse effects of lower volume and underutilized capacity at each of the three segments.

Selling, general and administrative expenses declined by 3.5% in the third quarter of 2001, when compared to the third quarter of 2000, primarily due to cost reduction actions taken at the Corporate office.

The provision for depreciation and amortization is slightly higher than in 2000, both for the three and nine month periods ended September 30, 2001, as compared to the same periods in the prior year, primarily due to capital investments made at Harvel and Elco.

DETREX CORPORATION

Interest expense in the three and nine month periods ended September 30, 2001 is lower than in the comparable periods in 2000, due to the following: 1) lower interest rates on the revolving credit facility, primarily the result of continuing decreases in the prime rate, upon which the facility rates are based,
2) lower average outstanding balances throughout the year under the revolving credit facility, 3) the repayment in September 2000 of the equipment term loan, and 4) the $600,000 principal payment on the Harvel Industrial Development Bonds in January 2001.

The credit for income taxes of 29% and 31% of the pre tax loss from continuing operations in the three and nine month periods ended September 30, 2001, respectively, reflects the statutory federal rate of 34%, offset slightly by state and local income tax expense recognized at the profitable segments. In 2000, the effective tax rate of 40% and 42% of the pretax income from continuing operations for the comparable periods reflected the statutory rate plus state and local income tax expense.


Results of Operations - Segment Disclosure

Each of the operating segments experienced sharp declines in both revenues and orders in the last half of September following the September 11 attack on the World Trade Center. As a result of the revenue decline and the slowdown in the mail service, both inventory and receivables balances were higher than anticipated at the end of September. Activity in October returned to levels which were more representative of pre-attack conditions.

Revenues declined at Harvel by $2.1 million, or 17.4%, in the third quarter of 2001, compared to the same period in the prior year. For the year to date period ended September 30, 2001 revenues declined by $5.0 million, or 13.6% from the record levels in the same period in 2000. Demand in the commercial and industrial segments of our markets continues to reflect the overall weakness in the economy. Gross margins declined in absolute terms by $576,000 in the third quarter of 2001, compared to the same period in 2000, primarily due to the lower volume. Additionally, gross margins expressed as a percentage of sales declined by 1.2 percentage points for the three month period ended September 30, 2001, compared to the same period in 2000, as adverse effects from the lower volumes and pricing pressures caused by weak market demand more than offset the positive impacts of lower raw material costs. For the nine-month period ended September 30, 2001, gross margin was $6.6 million, a decline of $1.4 million, or 17.5%, when compared to the same period in 2000.

Revenues at Elco declined 5.2% in the third quarter of 2001, and 8.6% for the year to date, both as compared to the respective periods in the prior year. Export lubricant additive sales continue to be negatively impacted by the strength of the U.S. dollar, which causes Elco products to be less competitive overseas. For the year to date period in 2001, export additive sales have declined 23% when compared to the same period in 2000. Domestic additive sales have declined for the year to date period by 3.7%, when compared to the same period in the prior year, reflecting the slump in the industrial manufacturing market. Hydrochloric acid sales declined by approximately $100,000 in the third quarter of 2001 compared to the same period in 2000; however, on a year to date basis, have increased by almost $200,000 compared to 2000, due in large part to business gained from the exit from the business of a competitor. In spite of the decline in revenues in the third quarter of 2001 compared to the third quarter of 2000, gross margins improved by nearly $200,000 for the same comparative periods, as reductions were realized in raw material costs, due to weak market demand for these materials. Additionally, pricing actions taken earlier in the year improved margin performance.

Parts Cleaning revenues declined by $640,000, or 16.5%, in the third quarter, compared to the same period in 2000, reflecting both the overall slowdown in industrial manufacturing and continued weakness in the industrial cleaning equipment market. For the three and nine month periods ended September 30, 2001 revenues in the solvent distribution business declined by approximately $150,000 and $1.15 million, respectively, compared to the same periods in 2000. Year to date revenues for the contract parts cleaning business declined by approximately $900,000 compared to the same period in 2000, due primarily to production declines in the automotive customer base, and the loss of a major customer. Waste services revenue declined by $400,000 in the third quarter, compared to the third quarter of 2000, due in part to the lower levels of industrial activity, and the closure of an unprofitable facility. For the three and nine month periods, margins have declined, primarily due to significant volume declines in higher margin product lines and the adverse effects of lower volume. Additionally, for the same comparative periods, the equipment product line suffered margin deterioration due to increases in material and subcontractor costs. During the quarter, costs of approximately $75,000 were incurred as action was taken to reduce headcount and scale back or close facilities.

DETREX CORPORATION


The Company is continuing its study of how to exit its Parts Cleaning Technologies segment, including the transfer or elimination of related environmental liabilities. The exit remains subject to substantial uncertainties, which are not yet resolved. Actions have been taken to minimize the impact of this business on the Company, including the downsizing of operations and the closing of certain locations. In addition, the Company has been negotiating the sale of the Equipment Group, and expects to close this transaction in the next several weeks, subject to the buyer securing financing. Subject to the development of more complete information, the Company currently estimates that the impact of the exit on its statement of operations could be an after-tax loss in the range of $5-8 million and the impact on its cash flow could range from a negative $2 million to a positive cash flow. These estimates may be significantly impacted by the salability of real estate and several operations, and other factors.

Liquidity, Financial Condition, and Capital Resources

The Company utilized a combination of internally generated funds and increased borrowings of $2.0 million under the revolving credit facility to finance operating activities, $1.7 million in capital expenditures, $700,000 in sale preparation costs for property held for sale, and a $600,000 reduction in long term debt during the first nine months of 2001. Included in the accounts payable of the Company are approximately $1.2 million of amounts due for the cleanup of the Fields Brook watershed (See Note 4).

In April 2001 the Company negotiated a new credit facility with Comerica. At the end of each of the second and third quarters of 2001, as a result of the operating losses incurred by the Company, the Company was not in compliance with certain of the financial covenants contained in the facility. Comerica granted a waiver of the covenant defaults as of June 30, 2001 and September 30, 2001, and an amended agreement was negotiated, dated as of November 2, 2001. In this amended agreement, which has an expiration date of May 1, 2003, the $13 million credit facility remained in effect, with a more favorable borrowing base formula; however, the $5 million of term loan availability was terminated. The interest rate on the revolving credit facility was increased to prime plus 3/4%. The Company is currently in compliance with the revised financial covenants. (See Note 3)

Working capital at September 30, 2001 was $3.8 million, as compared to $6.9 million at December 31, 2000. The Company has paid no dividends since the second quarter of 1991 and cannot forecast when the dividend will be restored.

Other

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 141 applies to business combinations occurring after June 30, 2001, SFAS 142 requires the purchase method of accounting be used in combinations effective January 1, 2002, and SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and is effective January 1, 2003. The Company does not expect the impact of the adoption of SFAS Nos. 141, 142 and 143 to have a material effect on its results of operations and/or financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, respectively, with regard to reporting the effects of a disposal of a segment of a business. The Company is required to adopt SFAS No. 144 effective January 1, 2002, and is evaluating the effect of this standard on its results of operations and/or financial position, as well as the possibility of early adoption.

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

DETREX CORPORATION

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


                           PART II - OTHER INFORMATION


Item 6             EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 10(p) - First Amendment to Comerica Credit Agreement, dated as of November 2, 2001

DETREX CORPORATION



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DETREX CORPORATION

Date     11/14/01           /s/ T.E. Mark
       ----------           ------------------------------------------------
                            T.E. Mark
                            President and Chief Executive Officer



Date     11/14/01           /s/ S.J. Quinlan
       ----------           ------------------------------------------------
                            S.J. Quinlan
                            Treasurer, Controller and Chief Accounting Officer