Form 10-K405
period 2001-12-31
DETREX CORPORATION
filed 2002-04-01
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                          --------------------


                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   -----------------------

Commission file number  0-784
                      ----------


                               DETREX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Michigan                        38-0480840
--------------------------------               -------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

24901 Northwestern Hwy, Suite 500, Southfield, Michigan               48075
-------------------------------------------------------            ------------
         (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (248) 358-5800
                                                  --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
    Title of each class                              which registered
---------------------------                 --------------------------------
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based upon the NASDAQ Closing Price) of Common Capital Stock on March 15, 2002 of Detrex Corporation held by nonaffiliates was approximately $8 million.


The number of shares of Common Capital Stock, $2 Par Value, outstanding on March 15, 2002 was 1,583,414.

Documents incorporated by reference:

                                              Part and Item Number
                                               of Form 10-K into
         Document                              which Incorporated
         ---------                            ---------------------------

1.       Detrex Corporation                   Part II Items 5 through 8
         Annual Report to                     Part IV, Item 14
         Shareholders for the year
         ended December 31, 2001

2.       Detrex Corporation                   Part III, Items 10, 11, 12
         Notice of Annual                     and 13
         Meeting of Shareholders
         and Proxy Statement for
         the Annual Meeting of
         Shareholders to be held
         April 25, 2002

                                     PART I

ITEM 1. BUSINESS

Detrex Corporation was incorporated in Michigan in 1925. Detrex Corporation and its subsidiaries (the Company) operate predominantly in chemicals and allied products, and supply processes for use by manufacturing and service industries and is comprised of the following operations:

Subsidiaries of Detrex Corporation

- Harvel Plastics, Inc. -- manufacturer of high quality PVC and CPVC pipe and custom extrusions


- The Elco Corporation -- manufacturer of high performance specialty chemicals including lubricant additives, fine chemicals, and semi-conductor grade hydrochloric acid

Net sales (in thousands) of each business unit for each of the last three years are set forth below:

                                      2001          2000         1999
                                      ----          ----         ----

Harvel Plastics, Inc.               $40,252       $47,506      $35,710
The Elco Corporation                 18,832        20,807       19,910


For additional information regarding the operating segments of the Company, see
Note 15 to the Consolidated Financial Statements.

The backlog of orders at any one time is generally not significant to the Company's business. The Company sold its Equipment division effective January 17, 2002, and the backlog of orders at December 31, 2001 was included in the sale.

Raw materials essential to the Company's various products are generally commodity materials and are readily available from competitive sources.

The Company owns various patents and trademarks which aid in maintaining the Company's competitive position; these expire at various times within the next sixteen years. The expiration of such patents and trademarks should not have a material adverse effect on the Company's operations. No material portion of the Company's business is seasonal or subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

There are no customers to which sales were made in an amount which equals ten percent or more of consolidated revenues.

The Company does not expect to incur significant capital expenditures for environmental compliance in 2002. However, the Company does expect to continue to incur significant professional fees and remediation expenses in connection with its environmental compliance efforts. The Company maintains an environmental reserve which at December 31, 2001 totaled $8.5 million, of which $2.2 million is estimated to be spent in 2002. A more detailed discussion of environmental matters is included under Item 3 - Legal Proceedings.

The Company employed 249 persons as of December 31, 2001.

The Company is not engaged in manufacturing operations in foreign countries. For information regarding sales by customer location, see Note 15 to the Consolidated Financial Statements.

On September 29, 2000, Seibert-Oxidermo, Inc., a wholly-owned subsidiary of the Company, completed the sale of assets, other than real estate, used in its paint business. For information on the financial aspects of the transaction, see Note 8 to the Consolidated Financial Statements.

The Company announced a plan, as of December 31, 2001, to exit its Parts Cleaning Technologies (PCT) segment. As part of this exit, the Company sold its Equipment division (a business within this segment), effective January 17, 2002. See Note 9 to the Consolidated Financial Statements for more details on the financial aspects of the sale of the division, as well as the details on the PCT exit.

                                                                       FORM 10-K

ITEM 1. BUSINESS (Concluded)

The Company utilized a combination of internally generated funds and $1.5 million in increased borrowings under the revolving credit facility to finance its operations, a $600,000 principal payment on its Industrial Development Bonds, $2.2 million in capital expenditures, and $650,000 in costs to prepare excess property for sale. Working capital at December 31, 2001 decreased to $496,000 from $6.9 million at December 31, 2000, due in large part to the continuing operating losses incurred by PCT, and reflecting the difficult economic conditions the Company operated under in 2001, which resulted in volume decreases at Harvel and Elco. For a discussion of the Company's Credit Agreement, see Note 5 to the Consolidated Financial Statements and Management's Discussion and Analysis in the Annual Report.

The Company has market risks which could arise from fluctuations in interest rates under both its Credit Agreement and the Industrial Development Bonds issued by the California Economic Development Financial Authority (see Notes 5 and 6 to the Consolidated Financial Statements). Under the Credit Agreement with Comerica Bank, a 1% change in the prime interest rate could impact the Company's pretax earnings by approximately $100,000, and for the Industrial Development Bonds, a 1% increase in tax-exempt bond interest rates could affect pretax earnings by a maximum of $24,000.

ITEM 2. PROPERTIES

The Company's administrative offices are located in approximately 5000 square feet of leased space at 24901 Northwestern Hwy., Suite 500, Southfield, Michigan.

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

     Harvel expanded its manufacturing capacity in 1998 by leasing a new 100,000 square feet facility in California, which was built to suit Harvel's warehouse and manufacturing needs. This facility was expanded in October 2001 to a total of 138,000 square feet. The lease term is for an initial period of fifteen years expiring in the year 2013, with provision for three five-year extensions.

ITEM 2. PROPERTIES (Concluded)


4) The Company owned a building used as a research laboratory and office in Bowling Green, Kentucky. This property was sold on January 17, 2002 in connection with the sale of the Equipment Division ( a business within the PCT segment). In addition, the Company owns a separate building in Bowling Green for its parts cleaning operations.

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

Properties 4-9 above are part of the PCT segment, and will be exited, remediated, and/or disposed of as the PCT exit is implemented.

In addition to the above, the Company owns the real estate formerly utilized by Seibert-Oxidermo, Inc. This real estate consists of approximately 40 acres of land in Romulus, Michigan and a warehouse facility in Detroit, Michigan both of which are currently held for sale.


ITEM 3. LEGAL PROCEEDINGS

The Company and at least seventeen other companies are potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Environmental Protection Agency (`EPA') issued a Record of Decision in 1986 concerning the methods it recommended using to accomplish this task. The Company and the other potentially responsible parties negotiated with the EPA as to how best to effect the clean up operation. After negotiation, an agreement was reached with the EPA on clean-up methodology. The clean-up is currently in progress and is expected to be completed by the 4th quarter of 2002.

ITEM 3. LEGAL PROCEEDINGS (Concluded)

The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon. The Company performs regular reviews of its reserves for environmental matters. The amounts of the reserve at December 31, 2001 and 2000 were $8.5 million and $5.0 million, respectively. The Company had environmental expenditures of approximately $2.3 million in 2001. The Company determined that it was necessary to increase the reserve by approximately $5.7 million at year end 2001. This action was taken to provide for the $3.7 million in estimated costs associated with the eventual closure of the sites operated by the PCT segment, including site investigation, engineering studies, remediation, and, in general, compliance with regulatory closure requirements and $2.0 million in costs primarily for the Fields Brook superfund project and associated sites, including the Company's own property in Ashtabula Ohio. A portion of the increase to the reserve is anticipated to cover the completion of remediation and a risk transfer to third parties of ongoing liabilities associate with Fields Brook, allowing the Company to exit from the site. The reserve also includes provisions for costs that are expected to be incurred in connection with remediation of sites other than the Fields Brook watershed.

The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts. In addition to the above, there are several other claims and lawsuits pending against the Company and its subsidiaries. One of those lawsuits involves the division of costs between several potentially responsible companies for reimbursement to the EPA for costs it incurred to conduct environmental remediation at a drum and barrel recycler, which the Company had utilized in the late 1980's. The potentially responsible companies entered into an Agreement to, among other things, jointly defend the cost claims of the EPA. A dispute arose amongst the potentially responsible companies over the Agreement which resulted in the filing of a lawsuit. The matter went to trial before a jury in June of 1999 and a judgment was entered against the Company in the amount of approximately $750,000, plus interest and attorney fees. The Company took an appeal to the Michigan Court of Appeals, which affirmed the decision of the lower court. The Company is currently negotiating a resolution of its obligations with the opposing parties.

The amount of liability to the Company with respect to costs of remediation of contamination of the Fields Brook watershed and of other sites, and the amount of liability with respect to several other claims and lawsuits against the Company, was based on available data. The Company has established its reserves in accordance with its interpretation of the principles outlined in Statement of Financial Accounting Standards No. 5 and Securities and Exchange Commission Staff Accounting Bulletin No. 92. In the event that any additional accruals should be required in the future with respect to such matters, the amounts of such additional accruals could have a material impact on the results of operations to be reported for a specific accounting period and could have a material impact on the Company's consolidated financial position.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all executive officers of the registrant at March 23, 2002 and their positions and offices with the registrant are as follows:

            Name and Age                       Positions and Offices
            ------------                       ---------------------

T. E. Mark                 (49)        President and Chief Executive Officer (a)

R. M. Currie               (48)        Secretary and General Counsel (b)

S. J. Quinlan              (38)        Treasurer and Controller (c)


(a) Mr. Mark joined the Company as President and Chief Operating Officer in January 1996. On April 26, 2001, he was named President and Chief Executive Officer. Prior to joining the Company, he was President and General Manager of ABB Paint Finishing from 1990 to 1996.

(b) Mr. Currie joined the Company as General Counsel on July 16, 1993. He was named Secretary and General Counsel on November 1, 1994. On April 26, 2001, he was named Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Currie was engaged in private law practice.

(c) Mr. Quinlan served as a Division Controller for the Company for more than five years before being elected Controller on April 23, 1998. On April 26, 2001, he was named Treasurer, Controller and Chief Accounting Officer.

All officers of the Company are elected annually and hold office until their successors are chosen and qualify in their stead.

                                     PART II
                              CROSS REFERENCE SHEET

                                                                Page (and caption) in 2001 Detrex Corporation
                  10-K Item                                             Annual Report to Shareholders*
                  ---------                                             ------------------------------
5.       Market for Registrant's Common
         Stock and Related Shareholder Matters:

         (a)  Market and market prices
                of the common stock                             19- Selected Quarterly Data
         (b)  Approximate number of
                holders of common stock                         - Highlights
         (c)  Dividend history                                  16- Management's Discussion and
                                                                    Analysis of Financial Condition
                                                                    and Results of Operations

6.       Selected Financial Data                                20- Selected Financial Data

7.       Management's Discussion and                            14-18 -  Management's Discussion and
         Analysis of Financial Condition                                 Analysis of Financial Condition
         and Results of Operations                                       and Results of Operations

8.       Financial Statements and Supplementary
         Data:
         -        Detrex Corporation Consolidated
                  Balance Sheets, December 31,
                  2001 and 2000                                 2,3
         -        Consolidated Statements of
                  Operations for the Years
                  Ended December 31,
                  2001, 2000, and 1999                          1
         -        Consolidated Statements of Changes
                  In Stockholders' Equity for the Years
                  Ended December 31, 2001, 2000
                  and 1999                                      4
         -        Consolidated Statements of Cash
                  Flows for the Years Ended
                  December 31, 2001, 2000, and 1999             5
         -        Notes to Consolidated Financial
                  Statements                                    6-13
         -        Independent Auditors' Report                  -Independent Auditors' Report
                                                                  (immediately precedes page 1)

         With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6 and 7, the Annual
         Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

                                     PART II


                              CROSS REFERENCE SHEET
                                   (CONTINUED)

                                                              Page (and caption) in 2001 Detrex Corporation
                  10-K Item                                            Annual Report to Shareholders*
                  ---------                                            ------------------------------

9.       Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                                 Not Applicable

* Detrex Corporation's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein as Exhibit 13 under Item 14(a) 3 of
Part IV.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the information set forth under the caption "Election of Directors" in the Detrex Corporation Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held April 25, 2002. The information required for Executive Officers of the Company is included in Part I hereof.

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

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.          All Financial Statements

                Detrex Corporation and Subsidiaries (incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2001-see Part II)

(a) 2.          Financial Statement Schedules                                                  Page
                                                                                               ----

                Independent Auditors' Report                                                    17

                Schedule II - Valuation and Qualifying Accounts for the Years Ended
                December 31, 2001, 2000, and 1999.                                              19

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (Continued)

(a) 3.   Exhibits

         3(i)     Articles of Incorporation, as amended, are hereby                                       --
                  incorporated by reference to Commission file #0-784,
                  Annual Report on Form 10-K for the year ended
                  December 31, 1987, as Exhibit 3(a)

         3(ii)    Bylaws, as amended and restated as of                                          Attached as
                  April 26, 2001                                                                 an Exhibit

         4(a)     Amended and Restated Rights Agreement dated as of                                       --
                  April 27, 2000, between the Company and State Street
                  Bank and Trust Company is hereby incorporated by
                  Reference to Commission file #0-784 8-K Report
                  dated April 27, 2000, as Exhibit 4

         4(b)     Amendment to Amended and Restated Rights Agreement,                            Attached as
                  dated as of December 13, 2001, by and among the Company                        an Exhibit
                  State Street Bank and Trust Company, and
                  EquiServe Trust Company, N.A.

                  Executive Compensation Plans and Arrangements

         10(a)    1993 Stock Option Plan is hereby incorporated by reference to                           --
                  Commission file #0-784 1993 Proxy Statement dated March 26,
                  1993, as Exhibit 10(a)

         10(b)    1993 Stock Option Plan for outside directors is hereby                                  --
                  incorporated by reference to Commission file #0-784 1993
                  Proxy Statement dated March 2, 1993, as Exhibit 10(b)

         10(c)    Employment Agreement - Robert M. Currie, is hereby                                      --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1994, as Exhibit 10(g)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (Continued)

(a) 3.   Exhibits (Continued)



         10(d)    Employment Agreement - William C. King, is hereby                              --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1995, as Exhibit 10(j)

         10(e)    Employment Agreement - Thomas E. Mark, is hereby                               --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1995, as Exhibit 10(k)
                                                                                                 --


                  Other Material Contracts

         10(f)    Credit Agreement with Comerica Bank dated as of                                --
                  June 13, 1996, (the "Credit Agreement"), is hereby
                  incorporated by reference to Commission file #0-784
                  Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1996, as Exhibit 10(p)

         10(g)    First Amendment to Credit Agreement, dated                                     --
                  December 5, 1996, is hereby incorporated by reference to
                  Commission file #0-784 Annual Report on Form 10-K for
                  the year ended December 31, 1996 as Exhibit 10(o)

         10(h)    Second Amendment to the Credit Agreement, dated as of                          --
                  March 31, 1997 is hereby incorporated by
                  reference to Commission file #0-784 Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1997, as Exhibit 10(q)

         10(i)    Third Amendment to the Credit Agreement, dated                                 --
                  April 22, 1998 is hereby incorporated by reference to
                  Commission file #0-784 Quarterly Report on Form 10-Q for
                  the quarter ended March 31, 1998 as Exhibit 10(o)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Concluded)

(a)3.    Exhibits (Concluded)


         10(j)    Fourth Amendment to the Credit Agreement, dated                                --
                  March 15, 1999 is hereby incorporated by reference to
                  Commission file #0-784 Annual Report on Form 10-K for the
                  year ended December 31, 1998 as Exhibit 10(m)

         10(k)    Fifth Amendment to the Credit Agreement, dated May 20, 1999                    --
                  is hereby incorporated by reference to Commission file #0-784
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 as Exhibit 10(n)

         10(l)    Sixth Amendment to the Credit Agreement, dated                                 --
                  February 29, 2000 is hereby incorporated by reference to
                  Commission file #0-784 Annual Report on Form 10-K for the
                  year ended December 31, 1999 as Exhibit 10(o)

         10(m)    Seventh Amendment to the Credit Agreement, dated                               --
                  September 29, 2000 is hereby incorporated by reference to
                  Commission file #0-784 Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 as Exhibit 10(p)

         10(n)    Amended and Restated Credit Agreement, dated as of April 25, 2001, by and between the Company and Comerica Bank, is hereby
                  incorporated by reference to Commission file #0-784 Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 2001 as Exhibit 10         --

         10(o)    First Amendment to Credit Agreement, dated as of November 2,
                  2001, by and between the Company and Comerica Bank, is hereby incorporated by reference to Commission file #0-784 Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2001
                  as Exhibit 10(p)                                                               --

         10(p)    Second Amendment to Credit Agreement, dated as of February 28, 2002,  Attached as
                  by and between the Company and Comerica Bank                          an Exhibit

         10(q)    Asset Purchase and Sale Agreement dated as of September                        --
                  1, 2000, by and among Seibert-Oxidermo, Inc., the Company
                  and Red Spot Paint and Varnish Co., is hereby incorporated by reference to Commission file #0-784 8-K Report dated
                  October 16, 2000, as Exhibit 99

         13       Annual Report to Shareholders for the year ended December 31, 2001    Attached as
                                                                                        an Exhibit

                               PART IV (CONCLUDED)





         21       Subsidiaries of the Registrant                                                 Attached as
                                                                                                 an Exhibit

         23       Consent of Auditors                                                            Attached as
                                                                                                 an Exhibit

(b)      No reports were filed on Form 8-K during the fourth quarter of 2001.

                         [Deloitte & Touche Letterhead]




INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Detrex Corporation

We have audited the consolidated financial statements of Detrex Corporation and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 7, 2002; such consolidated financial statements and the report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

March 7, 2002

                       DETREX CORPORATION AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE

                                                                     SCHEDULE II

DETREX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                              Additions
                                                     --------------------------
                                    Balance          Charged to        Charged                                 Balance
                                    Beginning        Costs and         to Other                                at End
         Description                 of Year         Expenses          Accounts         Deductions             of Year
         -----------                 ------------    -----------       --------         ----------             --------


Year Ended December 31, 2001

Inventory Valuation Reserves        $133,384            200,000                                                $333,384

Finished Machines Valuation
Reserves                            $433,131            109,014                            262,322             $279,823

Allowance for Uncollectible
Accounts                            $351,064            355,310          325,525           316,810             $715,089


Year Ended December 31, 2000

Inventory Valuation Reserves        $227,873            120,259                            214,748             $133,384

Finished Machines Valuation
Reserves                            $241,608            191,523                                                $433,131

Allowance for Uncollectible
Accounts                            $244,268            176,832                             70,036             $351,064


Year Ended December 31, 1999

Inventory Valuation Reserves        $221,438            187,214                            193,649             $227,873

Finished Machines Valuation
Reserves                            $251,418                              34,756            24,945             $241,608

Allowance for Uncollectible
Accounts                            $249,368            115,000                            120,100             $244,268

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Detrex Corporation
                                       --------------------------------
                                                           (Registrant)


         Date  March 26, 2002          By    W. C.  King
              ---------------             ------------------------
                                             W. C. King
                                             Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this twenty-sixth day of March 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

                  Signature                              Title
                  ---------                              -----


         W. C. King                           Chairman
-----------------------------------
         W. C. King

         T. E. Mark                           President and Chief Executive
-----------------------------------           Officer
         T. E. Mark

         S. J. Quinlan                        Controller -Treasurer and
-----------------------------------           Chief Accounting Officer
         S. J. Quinlan

         B. W. Cox                            Director
-----------------------------------
         B. W. Cox

         R. A. Emmett, III                    Director
-----------------------------------
         R. A. Emmett, III

         J. F. Mangold                        Director
-----------------------------------
         J. F. Mangold

         B. W. McCleary                       Director
-----------------------------------
         B. W. McCleary

         A. R. Thalacker                      Director
-----------------------------------
         A. R. Thalacker

         D. R. Zimmer                         Director
-----------------------------------
         D. R. Zimmer

                                 Exhibit Index

Exhibit
  No.          Description
-------        -----------


         3(i)     Articles of Incorporation, as amended, are hereby                                       --
                  incorporated by reference to Commission file #0-784,
                  Annual Report on Form 10-K for the year ended
                  December 31, 1987, as Exhibit 3(a)

         3(ii)    Bylaws, as amended and restated as of                                          Attached as
                  April 26, 2001                                                                 Exhibit 3(ii)

         4(a)     Amended and Restated Rights Agreement dated as of                                       --
                  April 27, 2000, between the Company and State Street
                  Bank and Trust Company is hereby incorporated by
                  Reference to Commission file # 0-784 8-K Report
                  dated April 27, 2000, as Exhibit 4

         4(b)     Amendment to Amended and Restated Rights Agreement,                            Attached as
                  dated as of December 13, 2001, by and among the Company                        Exhibit 4(b)
                  State Street Bank and Trust Company, and
                  EquiServe Trust Company, N.A.

                  Executive Compensation Plans and Arrangements

         10(a)    1993 Stock Option Plan is hereby incorporated by reference to                           --
                  Commission file #0-784 1993 Proxy Statement dated March 26,
                  1993, as Exhibit 10(a)

         10(b)    1993 Stock Option Plan for outside directors is hereby                                  --
                  incorporated by reference to Commission file #0-784 1993
                  Proxy Statement dated March 2, 1993, as Exhibit 10(b)

         10(c)    Employment Agreement - Robert M. Currie, is hereby                                      --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1994, as Exhibit 10(g)

         10(d)    Employment Agreement - William C. King, is hereby                              --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1995, as Exhibit 10(j)

         10(e)    Employment Agreement - Thomas E. Mark, is hereby                               --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1995, as Exhibit 10(k)
                                                                                                 --


                  Other Material Contracts

         10(f)    Credit Agreement with Comerica Bank dated as of                                --
                  June 13, 1996, (the "Credit Agreement"), is hereby
                  incorporated by reference to Commission file #0-784
                  Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1996, as Exhibit 10(p)

         10(g)    First Amendment to Credit Agreement, dated                                     --
                  December 5, 1996, is hereby incorporated by reference to
                  Commission file #0-784 Annual Report on Form 10-K for
                  the year ended December 31, 1996 as Exhibit 10(o)

         10(h)    Second Amendment to the Credit Agreement, dated as of                          --
                  March 31, 1997 is hereby incorporated by
                  reference to Commission file #0-784 Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1997, as Exhibit 10(q)

         10(i)    Third Amendment to the Credit Agreement, dated                                 --
                  April 22, 1998 is hereby incorporated by reference to
                  Commission file #0-784 Quarterly Report on Form 10-Q for
                  the quarter ended March 31, 1998 as Exhibit 10(o)

         10(j)    Fourth Amendment to the Credit Agreement, dated                                --
                  March 15, 1999 is hereby incorporated by reference to
                  Commission file #0-784 Annual Report on Form 10-K for the
                  year ended December 31, 1998 as Exhibit 10(m)

         10(k)    Fifth Amendment to the Credit Agreement, dated May 20, 1999                    --
                  is hereby incorporated by reference to Commission file #0-784
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 as Exhibit 10(n)

         10(l)    Sixth Amendment to the Credit Agreement, dated                                 --
                  February 29, 2000 is hereby incorporated by reference to
                  Commission file #0-784 Annual Report on Form 10-K for the
                  year ended December 31, 1999 as Exhibit 10(o)

         10(m)    Seventh Amendment to the Credit Agreement, dated                               --
                  September 29, 2000 is hereby incorporated by reference to
                  Commission file #0-784 Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 as Exhibit 10(p)

         10(n)    Amended and Restated Credit Agreement, dated as of April 25, 2001, by and between the Company and Comerica Bank, is hereby
                  incorporated by reference to Commission file #0-784 Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 2001 as Exhibit 10         --

         10(o)    First Amendment to Credit Agreement, dated as of November 2,
                  2001, by and between the Company and Comerica Bank, is hereby incorporated by reference to Commission file #0-784 Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2001
                  as Exhibit 10(p)                                                               --

         10(p)    Second Amendment to Credit Agreement, dated as of February 28, 2002,  Attached as
                  by and between the Company and Comerica Bank                          Exhibit 10(p)

         10(q)    Asset Purchase and Sale Agreement dated as of September                        --
                  1, 2000, by and among Seibert-Oxidermo, Inc., the Company
                  and Red Spot Paint and Varnish Co., is hereby incorporated by reference to Commission file #0-784 8-K Report dated
                  October 16, 2000, as Exhibit 99

         13       Annual Report to Shareholders for the year ended December 31, 2001    Attached as
                                                                                        Exhibit 13

         21       Subsidiaries of the Registrant                                                 Attached as
                                                                                                 Exhibit 21

         23       Consent of Auditors                                                            Attached as
                                                                                                 Exhibit 23