Form 10-Q
period 2002-03-31
DETREX CORPORATION
filed 2002-05-15
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002   Commission file number  0-784
                               ----------------                        ---------


                               DETREX CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Michigan                                           38-0480840
------------------------------------------               -----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

 24901 Northwestern Hwy., Ste. 500, Southfield,  MI                    48075
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code           (248) 358-5800
                                                         -----------------------

Securities registered pursuant to section 12(b) of the Act:

                                                     Name of each exchange on
       Title of each class                               which registered
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

As of May 10, 2002  1,583,414 shares of the registrant's stock were outstanding.
      --------------

DETREX CORPORATION
                                      INDEX

PART I               FINANCIAL INFORMATION                                 PAGE
------               ---------------------                                 ----

            Item 1   Condensed Consolidated Balance Sheets-(Unaudited)
                     March 31, 2002 and (Audited) December 31, 2001          3

                     Condensed Consolidated Unaudited Statements
                     of Operations For the Three Months
                     Ended March 31, 2002 and 2001                           4

                     Consolidated Unaudited Statements of Cash Flows-
                     Three Months Ended March 31, 2002 and 2001              5

                     Notes to Condensed Consolidated Unaudited
                     Financial Statements                                   6-8

            Item 2   Management's Discussion and Analysis of
                     Interim Financial Information                          8-12


PART II              OTHER INFORMATION

            Item 6   Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                                   13

DETREX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     UNAUDITED             AUDITED
                                                                                  March 31, 2002       December 31, 2001
                                                                                  --------------       -----------------
ASSETS
Current Assets:
Cash and cash equivalents                                                          $    133,247           $    111,919
Accounts receivable (net of allowance for uncollectible accounts
      of  $435,000 in 2002 and $715,000 in 2001)                                      8,807,475              9,081,151
Inventories:
           Raw materials                                                              2,704,359              2,709,609
           Work in process                                                                   --                 56,103
           Finished goods                                                             5,897,435              6,392,197
                                                                                   ------------           ------------
                              Total  Inventories                                      8,601,794              9,157,909
Prepaid expenses and other                                                              700,190                834,688
Deferred income taxes                                                                 2,580,724              2,690,493
                                                                                   ------------           ------------
                              Total Current Assets                                   20,823,430             21,876,160

Land, buildings, and equipment-net                                                   18,120,738             18,797,084
Property held for sale                                                                2,818,818              2,818,818
Prepaid pensions                                                                      1,630,526              1,630,526
Deferred income taxes                                                                 4,182,061              4,155,059
Other assets                                                                            470,964                480,839
                                                                                   ------------           ------------
                                                                                   $ 48,046,537           $ 49,758,486
                                                                                   ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable                                                                         9,143,461           $  8,366,792
Current portion of long-term debt                                                       600,000                500,000
Current maturities of capital leases                                                    104,843                111,553
Accounts payable                                                                      4,577,893              6,647,108
Environmental reserve                                                                 2,220,000              2,220,000
Accrued compensation                                                                    371,411                519,244
Other accruals                                                                        3,206,382              3,015,516
                                                                                   ------------           ------------
                               Total Current Liabilities                             20,223,990             21,380,213

Long term portion of capital lease obligations                                           48,903                 73,154
Long-term debt                                                                        1,800,000              2,400,000
Accrued postretirement benefits                                                       3,636,019              3,561,019
Environmental reserve                                                                 6,052,436              6,275,223
Accrued pension and other                                                             3,102,865              3,102,865
Minority interest                                                                     2,662,117              2,628,481

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         outstanding 1,583,414 shares                                                 3,166,828              3,166,828
Additional paid-in capital                                                               22,020                 22,020
Accumulated other comprehensive income                                               (1,836,501)            (1,836,501)
Retained earnings                                                                     9,167,860              8,985,184
                                                                                   ------------           ------------
                              Total Stockholders' Equity                             10,520,207             10,337,531
                                                                                   ------------           ------------
                                                                                   $ 48,046,537           $ 49,758,486
                                                                                   ============           ============






SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS



                                                                                Three Months Ended
                                                                                      March 31
                                                                                      --------
                                                                             2002                   2001
                                                                         ------------           ------------
NET SALES                                                                $ 14,669,779           $ 16,119,845


Cost of sales                                                              11,058,599             12,308,395
Selling, general and administrative expenses                                2,512,017              2,627,223
Provision for depreciation and amortization                                   766,906                851,000
Net loss from property transactions                                             2,848                     --
Royalty income                                                               (168,865)                    --
Other income and deductions                                                       967                  2,889
Minority interest                                                              33,635                 71,534
Interest expense                                                              159,139                179,309
                                                                         ------------           ------------


Income from continuing operations before income taxes                         304,533                 79,495

Provision (credit) for income taxes                                           121,857                 (3,378)
                                                                         ------------           ------------


Net income from continuing operations                                         182,676                 82,873

Discontinued Operations:
Loss from operations of Parts Cleaning Technologies, net of tax                    --               (331,087)
                                                                         ------------           ------------
Net income (loss)                                                        $    182,676           $   (248,214)
                                                                         ============           ============

Basic and diluted earnings per share:
       From continuing operations                                        $        .12           $        .05
       From discontinued operations                                                --                   (.21)
                                                                         ------------           ------------
Net income (loss)                                                        $        .12           $       (.16)
                                                                         ============           ============

Weighted average shares outstanding:
       Basic                                                                1,583,414              1,583,414
       Effects of dilutive stock options                                          228                     --
                                                                         ------------           ------------
       Diluted                                                              1,583,642              1,583,414
                                                                         ============           ============



SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION


                                                                                          Three Months Ended
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                                                                                                 March 31
                                                                                                 --------
                                                                                          2002               2001
                                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                      182,676           (248,214)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
       Loss from discontinued operations                                                       --            331,087
       Depreciation and amortization                                                      766,906            830,000
       Loss on sale of fixed assets                                                         2,848
       Deferred income taxes                                                               82,767           (373,770)
       Minority interest                                                                   33,636             71,534
   Changes to operating assets and liabilities that provided (used) cash:
       Accounts receivable                                                             (1,431,496)            88,312
       Inventories                                                                        (99,687)        (1,479,592)
       Prepaid expenses and other                                                         131,623            237,473
       Other assets                                                                        18,803            (79,935)
       Accounts payable                                                                  (548,422)         1,804,427
       Environmental reserve                                                             (123,872)          (192,360)
       Accrued compensation                                                               (52,454)          (332,713)
       Other accruals                                                                     560,539            378,317
       Postretirement benefits                                                             75,000                 --
                                                                                      -----------        -----------

            Total adjustments                                                            (583,809)         1,282,780
                                                                                      -----------        -----------
            Net cash (used in) provided by continuing operating activities               (401,133)         1,034,566
            Net cash (used in) provided by discontinued operating activities             (462,385)          (613,117)
                                                                                      -----------        -----------
            Net cash (used in) provided by operating activities                          (863,518)           421,449

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                  (564,973)          (308,014)
                                                                                      -----------        -----------
            Net cash (used in) provided by continuing investing activities               (564,973)          (308,014)
            Net cash provided by (used in) discontinued investing activities            1,204,111           (121,095)
                                                                                      -----------        -----------
            Net cash provided by (used in) investing activities                           639,138           (501,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit facility                                         776,669            543,120
   Principal payments under capital lease obligations                                     (30,961)           (55,800)
   Repayment of long-term debt                                                           (500,000)          (600,000)
                                                                                      -----------        -----------
            Net cash provided by (used in) financing activities                           245,708           (112,680)
                                                                                      -----------        -----------
Net increase (decrease) in cash and cash equivalents                                       21,328           (192,340)
Cash and cash equivalents at beginning of period                                          111,919            363,829
                                                                                      -----------        -----------
Cash and cash equivalents at end of period                                            $   133,247        $   171,489
                                                                                      ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest                                                                       $   176,518        $   237,172
       Income taxes                                                                   $    23,848        $    56,500
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease terminations                                                         $    17,715                 --




SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION


NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the periods presented. Certain amounts for 2001, including the presentation of the Company's former paint subsidiary and Parts Cleaning Technologies ("PCT") segments (See Notes 2 & 4) as discontinued operations, have been reclassified to conform with 2002 classifications. The information furnished for the three months may not be indicative of results to be expected for the full year.

2. Effective September 30, 2000, the Company completed the sale of the assets, excluding real estate, of its paint subsidiary to Red Spot Paint & Varnish Co., for $11.1 million. The sale resulted in a net gain of $2.6 million. The real property related to this discontinued segment is currently held for sale.

3. Under the terms of a Royalty Agreement between Detrex and Red Spot, Red Spot paid Detrex royalties of approximately $459,000 in February, 2002 relating to incremental sales of certain products in 2001; this amount was recorded in royalty income in 2001. For the first quarter of 2002, the Company has recorded approximately $169,000 in royalty income for incremental sales of these certain products in 2002. The Company expects that additional income will be recorded during the remainder of 2002, and believes that such income could exceed the amount recorded in 2001. The Royalty Agreement expires at the end of 2002, with receipt of the 2002 royalties due in February, 2003.

4. The Company announced an exit plan from its PCT segment in 2001, and in accordance with APB Opinion 30, has treated this segment as a discontinued operation for all periods presented. In the fourth quarter of 2001, the Company recorded a pre-tax charge to income of $6.7 million to account for the exit. This charge included an addition of $3.7 million to the environmental reserves to remediate owned and leased properties, $2.0 million to write down certain assets to their estimated net realizable value, and $1.0 million in net estimated future operating losses and exit costs. While the exit cost and environmental remediation estimates recorded in 2001 were based on the best available information at December 31, 2001, substantial uncertainties remain until the properties relating to this discontinued segment are remediated and disposed of. The estimate may be significantly impacted by the salability of several operations, including real estate related thereto, and other factors. The loss from operations of the PCT segment in the first quarter of 2001 of approximately $500,000 before taxes has been reclassified to discontinued operations. During the first quarter of 2002, pre-tax operating losses for PCT totaling approximately $360,000 were charged to the reserve for exit costs, leaving approximately $930,000 in the reserve for future operating losses and exit costs.

     Actions have been taken to minimize the cash impact of this discontinued segment on the Company as the exit is effected; these actions in 2001 included the downsizing of operations and the closing of certain locations. In 2002, the businesses in the remaining locations will be sold or exited. The Company is currently negotiating the sale of certain assets of the solvent distribution and waste disposal business. It is anticipated that a sale will be completed in the second quarter of 2002. In addition, on January 17, 2002 the Company consummated the sale of the Equipment Division (a business within the PCT segment) to Farr Manufacturing, which is located in Parkersburg, West Virginia. Under the terms of the transaction, the Company received $1.2 million on January 17, 2002, and expects to receive an additional $.2 million from Farr in the second quarter of 2002, for a total of $1.4 million. A pre-tax loss of $340,000 on the sale was included in the overall PCT exit charge in 2001.

DETREX CORPORATION

5. The Company and at least seventeen other companies are potentially responsible for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Environmental Protection Agency (`EPA') issued a Record of Decision in 1986 concerning the methods it recommended using to accomplish this task. The Company and the other potentially responsible parties negotiated with the EPA as to how best to effect the clean up operation. After negotiation, an agreement was reached with the EPA on clean-up methodology. The clean-up is currently in progress and is expected to be completed by the 4th quarter of 2002.

     The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon. The Company performs regular reviews of its reserves for environmental matters. The amounts of the reserve at March 31, 2002 and December 31, 2001 were $8.3 million and $8.5 million, respectively. The Company increased the reserve by approximately $5.7 million at year end 2001. This action was taken to provide for $3.7 million in estimated costs associated with the eventual closure of the sites operated by the PCT segment, including site investigation, engineering studies, remediation, and, in general, compliance with regulatory closure requirements, and $2.0 million in costs primarily for the Fields Brook superfund project and associated sites, including the Company's own property in Ashtabula, Ohio. A portion of the increase to the reserve is anticipated to cover the completion of remediation and a risk transfer to third parties of ongoing liabilities associated with Fields Brook, allowing the Company to exit from the site. The reserve also includes provisions for costs that are expected to be incurred in connection with remediation of sites other than the Fields Brook watershed. In the first quarter of 2002, the Company spent approximately $220,000 on environmental matters.

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

     The amount of liability to the Company with respect to costs of remediation of contamination of the Fields Brook watershed and of other sites, and the amount of liability with respect to several other claims and lawsuits against the Company, were based on available data. The Company has established its reserves in accordance with its interpretation of the principles outlined in Statement of Financial Accounting Standards No. 5 and Securities and Exchange Commission Staff Accounting Bulletin No. 92. In the event that any additional accruals should be required in the future with respect to such matters, the amounts of such additional accruals could have a material impact on the results of operations to be reported for a specific accounting period and could have a material impact on the Company's consolidated financial position.

DETREX CORPORATION

6. The Company has two operating segments that meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":

     - Harvel Plastics - manufacturer of high quality PVC and CVPC pipe and custom extrusions

     - Elco Corporation - manufacturer of high performance specialty chemicals including lubricant additives, fine chemicals, and hydrochloric acid

See Note 4 regarding the Parts Cleaning Technologies exit.

Data for the three months ended March 31, 2002 and 2001 is as follows:


                                                                        Three Months Ended March 31
                                                                      ---------------------------------

                                                                           2002                2001
                                                                       ------------        ------------
Net sales:
   Harvel Plastics                                                     $  9,462,726        $ 11,259,376
   Elco Corporation                                                       5,194,552           4,963,689
   Other (includes intercompany eliminations)                                12,501            (103,220)
                                                                       ------------        ------------
      Total                                                            $ 14,669,779        $ 16,119,845
                                                                       ============        ============
Earnings before income taxes:
   Harvel Plastics                                                     $    365,436        $    776,949
   Elco Corporation                                                         671,171             301,861
   Other                                                                     12,500              12,500
                                                                       ------------        ------------
      Sub-total                                                        $  1,049,107        $  1,091,310
   Royalty Income                                                           168,865                  --
   Corporate administrative and other expense                              (738,175)           (877,136)
   Corporate interest expense                                              (175,264)           (134,679)
                                                                       ============        ============

     Total income from continuing operations before income taxes       $    304,533        $     79,495
                                                                       ============        ============





                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Detrex Corporation and its consolidated subsidiaries ("the Company") reported net income from continuing operations of $182,676 in the first quarter of 2002, compared to net income from continuing operations of $82,873 for the same period a year ago. Net sales for the first quarter of 2002 were $14.7 million compared to $16.1 million in the same period last year. The $168,865 in royalty income in the first quarter of 2002 is from Red Spot Paint & Varnish, for incremental sales of certain products during that period (See Note 3). No such amount was earned in 2001 during the same period. The royalty agreement expires at the end of 2002, with payment of the 2002 royalties due in February, 2003.

DETREX CORPORATION

Summarized below is selected operating data from continuing operations for the current fiscal period and the comparable data for the same period last year (in thousands):

                                                        Three Months Ended
                                                             March 31
                                                  -----------------------------------
                                                       2002                2001
                                                  ----------------    ---------------
                                                   $         %         $        %
Sales                                             14,670     100.0    16,120   100.00
Gross margin                                       3,611      24.6     3,811     23.6
Selling, general and administrative expenses       2,512      17.1     2,627     16.3
Depreciation and amortization                        767       5.2       851      5.3
Income from continuing operations before             305       2.1        79      0.5
income taxes



Sales for the first quarter of 2002 decreased by $1.5 million compared to the same period in 2001, due to a sales decline of $1.8 million for Harvel Plastics, Inc. ("Harvel") as the recessionary conditions persisted across its industrial and commercial construction markets. This decrease was slightly offset by a $230,000 revenue increase at The Elco Corporation ("Elco") for the same comparative period, due to increases in domestic hydrochloric acid sales.

The gross margin of the Company decreased by approximately $200,000 in the first quarter of 2002 compared to the same period a year ago, primarily due to the decrease in total revenues. However, margins as a percentage of sales increased from 23.6% in the first quarter of 2001 to 24.6% in the first quarter of 2002, as a result of improved mix and lower raw material costs at Elco, which more than offset the decreased margin percentage at Harvel.

Selling and administrative expenses decreased by approximately $125,000 in the first quarter of 2002 compared to the first quarter in 2001. Year over year reductions of $120,000 were made in the corporate office, as savings from personnel actions taken in the second quarter of 2001 were reflected in the first quarter of 2002. Sales expenses declined by $80,000 in the first quarter of 2002 at Harvel Plastics, compared to the same period in 2001, primarily due to decreased sales commissions, while Elco's selling expenses in the first quarter of 2002 increased by $55,000 compared to the same period in 2001.

The provision for depreciation and amortization is lower than in 2001 as a result of lower provisions at the Elco chemical production facility in Ashtabula, Ohio, and asset write downs at the corporate office taken at the end of 2001, which relate to the PCT exit.

On a consolidated basis, interest expense in the first quarter of 2002 is lower than in the same period a year ago due to lower interest rates on the revolving credit facility, which is based on the prime rate, and a $500,000 principal payment of the Industrial Development bonds in January 2002. However, at the Corporate level, interest expense increased in the first three months of 2002 compared to the same period in 2001, due to increases in the intercompany payable due to Harvel.

The provision for income taxes was approximately 40% of the pre-tax income from continuing operations in 2002, comprised of 6% for state and local tax expense and the statutory 34% federal rate. In the first quarter of 2001, the credit for income taxes was primarily due to the reclassification of credit for federal income taxes for the discontinued Parts Cleaning Technologies segment and estimated state taxes.

DETREX CORPORATION

Results of Operations - Segment Discussion

Harvel's sales in the first quarter of 2002 declined by $1.8 million, or 16.0%, compared to the same period in 2001, as conditions in its industrial and commercial markets continued to be sluggish. It should be noted that revenues in the first quarter of 2001 were the highest of any quarter in 2001; sales were beginning to drop in late February and into March, as the economic slowdown in the United States gathered momentum. Sales in the first quarter of 2002 improved by approximately $1.0 million when compared to the fourth quarter of 2001. This, combined with moderate increases in weekly order patterns which continued into April, and increases in resin pricing in the first quarter and announced price increases continuing into the second quarter, are indications that the market may be recovering and that conditions may be improving for this business. Gross margins declined to 18.2% of sales in the first quarter of 2002, compared to 20.6% in the same quarter in 2001, due to lower capacity utilization. As resin prices are expected to increase during the next few months, it will be important for Harvel to adjust pricing in order to maintain or improve its material margins. Pricing action was taken in April 2002 to address this issue. Selling, general and administrative expenses declined by $80,000 when compared to the same quarter a year ago, primarily due to decreased sales commissions as a result of the lower sales volumes.

Elco's sales increased by approximately $230,000 in the first quarter of 2002, compared to the same quarter in 2001, almost all of which is due to increased hydrochloric acid sales to customers ahead of an announced plant maintenance shutdown at the Ashtabula, Ohio production facility. Domestic additive sales increased by approximately $240,000 in the first quarter of 2002 compared to the same period in the prior year, due to increased domestic market penetration; this increase was offset by a corresponding decrease in export additive sales, due to continuing recessionary conditions internationally, and currency conditions which make Elco's products expensive in international markets. Margins increased to 35.4% in the quarter, compared to 28.7% in the same period in 2001, primarily due to continued lower raw material costs and improvements in product mix. Suppliers of certain of Elco's base raw materials have enacted price increases in the first quarter as demand conditions have improved, and margins during the remainder of the year could come under pressure. Additionally, the market for semiconductor grade hydrochloric acid is becoming increasingly price sensitive. Selling, general and administrative expenses increased by approximately $80,000 in the first quarter of 2002 compared to the same period in 2001, primarily due to increased selling and travel expenses for international markets.

Liquidity, Financial Condition, and Capital Resources

The Company utilized internally generated funds, the receipt of $1.2 million from the sale of the Equipment Division (a business within the PCT segment) (see
Note 4) and increased borrowings under its revolving credit facility to finance its overall operations and approximately $565,000 in capital expenditures in the first quarter. Accounts payable were reduced by $2.1 million during the quarter, as the result of the payment of $1.1 million of environmental liabilities which were included in accounts payable at December 31, 2001; additionally, the buyer of the Equipment Division assumed approximately $1.0 million in accounts payable of that division. Inventory balances were reduced by approximately $550,000 during the first quarter of 2002, due to the sale of the Equipment Division. The decline of $274,000 in accounts receivable during the first quarter of 2002 was the net effect of the sale of accounts receivable relating to the Equipment Division, the net effect of the payment of the Red Spot royalty referred to in
Note 3, and offsetting increases at both Harvel and Elco, totaling $1.7 million, resulting from first quarter 2002 sales which were higher than sales during the fourth quarter of 2001. Working capital was $600,000 at March 31, 2002 compared to $496,000 at December 31, 2001.

Long term debt was reduced by $500,000 upon the scheduled principal payment on the Industrial Development Bonds in January, 2002.

DETREX CORPORATION

The Company performs regular reviews of its reserves for environmental matters. The amounts of the reserve at March 31, 2002 and December 31, 2001 were $8.3 million and $8.5 million, respectively. In 2002, the Company expects to spend $2.2 million for environmental matters and anticipates spending similar amounts for these matters in the next two to three years; approximately $220,000 was spent in the first quarter of 2002. The Company believes that cash proceeds from sales of excess properties, in combination with cash generated by the remaining operating business units and increased borrowings, will be sufficient to fund the environmental requirements as well as provide for capital expenditures and other operating needs. The Company will be closely monitoring its cash situation, and will adjust its projected outlays on capital projects, and to the extent possible, environmental issues, as the situation demands.

Risks and Uncertainties

The Company has utilized the best available information to estimate its liability with respect to environmental issues. Cost estimates are reviewed periodically to assess changed conditions, and adjustments to recorded amounts are made if the changed conditions have a significant effect on cost estimates.

The Company recorded a $5.7 million increase in its environmental reserves in 2001. Of this amount, $3.7 million was recorded as part of the PCT exit costs for estimated closure costs and remediation of certain properties, and $2.0 million related to continuing operations. These estimates were based on input from internal company sources and third party reviews of estimated costs for characterization, closure, remediation, and monitoring for each of the sites, and are believed to be sufficient. However, such estimates for remediation, as well as other environmental factors, could change significantly in future periods to reflect new laws, regulations or regulatory approaches, advances in remediation technologies, changes in remediation approaches, additional sites requiring remediation, or the discovery of additional contamination. It is not possible to determine whether additional loss, due to such changed circumstances, will occur or to reasonably estimate the amount or range of any potential additional loss.

Critical Accounting Policies

The management of the Company has evaluated the accounting policies used in the preparation of the accompanying financial statements and related notes and believes those policies to be reasonable and appropriate. We believe that the most critical accounting policies applied in the preparation of our financial statements relate to accounting for contingencies, particularly environmental contingencies, and to accounting for pensions and other postretirement benefits, because of the significant use of estimates, and the importance of management's judgments relating to these estimates.

Contingencies require management to exercise judgment both in determining the likelihood that a liability exists, and then in estimating or quantifying the amount of the liability. The most important contingencies impacting our financial statements are the environmental remediation and outstanding litigation against the Company (See Note 5). Management meets regularly to review such issues, and makes use of both internal and third party data to provide a basis for the estimates used to prepare the financial statements.

Accounting for pensions and other post retirement benefits involves estimating the cost of benefits to be provided in the future and attributing that cost over the time period each employee works. Significant estimates and assumptions are used in calculating these amounts, particularly as they relate to inflation, investment returns, salary increases, discount rate, employee turnover, trends in medical costs and mortality. The Company relies on the input of an actuarial firm to estimate the appropriate factors in determining the proper accounting for pensions and post-retirement benefits.

DETREX CORPORATION

The amounts recorded in the accompanying financial statements related to environmental and litigation contingencies, and pension and post-retirement benefits, are based on the best estimates and judgments of the Company management, although actual results could differ from these estimates.

Forward Looking Statements

Many of the statements included in this quarterly report on Form 10-Q ("quarterly report"), including the plan to exit PCT, that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the private securities litigation reform act of 1995 (the "1995 reform act"). Additional oral or written forward looking statements may be made by or on behalf of the company from time to time and such statements may be included in documents other than this quarterly report. Such forward-looking statements involve a number of known and unknown risks and uncertainties. While these statements represent the company's current judgment with respect to its business, such risks and uncertainties could cause actual results, performance and achievements, or industry results, to differ materially from those suggested herein. The company undertakes no obligation to release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements in this quarterly report and elsewhere may include, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions and adequacy of resources. All forward-looking statements in this quarterly report and elsewhere are intended to be made pursuant to the safe harbor provisions of the 1995 reform act. Factors that could cause results to differ materially from those projected in the forward-looking statements include: the timing and magnitude of cash flows, market conditions, salability of the businesses on favorable terms, availability of buyers, cooperation of lenders and regulatory authorities, environmental remediation costs, liquidation value of assets, costs to exit leased facilities, cost and availability of environmental liability insurance, marketability of real estate, and other factors.


                           PART II - OTHER INFORMATION

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a) There were no Reports on Form 8-K filed for the quarter ended March 31, 2002

DETREX CORPORATION


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DETREX CORPORATION

Date     5/10/02             /s/ T. E. Mark
      ----------------       ------------------------------------------------
                             T. E. Mark
                             President and Chief Executive Officer



Date     5/10/02             /s/ S. J. Quinlan
       ---------------       ------------------------------------------------
                             S. J. Quinlan
                             Treasurer, Controller and Chief Accounting Officer