Form 10-Q
period 2002-06-30
DETREX CORPORATION
filed 2002-08-14
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002     Commission file number   0-784
                               ----------------                        --------


                               DETREX CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Michigan                                         38-0480840
------------------------------------                     -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

 24901 Northwestern Hwy., Ste. 500, Southfield,  MI              48075
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code           (248) 358-5800
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


As of August 14, 2002 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION


                                      INDEX

PART I                       FINANCIAL INFORMATION                       PAGE
------                       ---------------------                       ----

            Item 1   Condensed Consolidated Balance Sheets-
                     June 30, 2002 and December 31, 2001                   3

                     Condensed Consolidated Unaudited Statements
                     of Operations For the Three and Six Months
                     Ended June 30, 2002 and 2001                          4

                     Condensed Consolidated Unaudited Statements
                     of Cash Flows- Six Months Ended
                     June 30, 2002 and 2001                                5

                     Notes to Condensed Consolidated Unaudited
                     Financial Statements                                 6-8

            Item 2   Management's Discussion and Analysis of
                     Interim Financial Information                        9-12


PART II                        OTHER INFORMATION

            Item 4   Submission of Matters to Vote of Security Holders     13

            Item 6   Exhibits and Reports on Form 8-K                      13


SIGNATURES                                                                 14

DETREX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      UNAUDITED           AUDITED
                                                    June 30, 2002    December 31, 2001
                                                    -------------    -----------------
ASSETS

Current Assets:
Cash and cash equivalents                           $    33,409        $   111,919
Accounts receivable (less allowance
      for uncollectible accounts of
      $493,000 in 2002 and $715,000 in 2001)          9,170,903          9,081,151
Note Receivable                                         544,558               --
Inventories:
           Raw materials                              2,875,211          2,709,609
           Work in process                                 --               56,103
           Finished goods                             5,247,867          6,392,197
                                                    -----------        -----------
                   Total  Inventories                 8,123,078          9,157,909
Prepaid expenses and other                              660,173            834,688
Deferred income taxes                                 2,587,724          2,690,493
                                                    -----------        -----------
                   Total Current Assets              21,119,845         21,876,160

Land, buildings, and equipment-net                   17,651,145         18,797,084
Property held for sale                                2,818,818          2,818,818
Prepaid pensions                                      1,628,302          1,630,526
Deferred income taxes                                 3,983,744          4,155,059
Other assets                                            460,599            480,839
                                                    -----------        -----------
                                                    $47,662,453        $49,758,486
                                                    ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable                                       $ 9,192,016        $ 8,366,792
Current portion of long-term debt                       600,000            500,000
Current maturities of capital leases                    104,843            111,553
Accounts payable                                      4,307,015          6,647,108
Environmental reserve                                 2,220,000          2,220,000
Accrued compensation                                    238,881            519,244
Other accruals                                        2,863,342          3,015,516
                                                    -----------        -----------
                   Total Current Liabilities         19,526,097         21,380,213

Long term portion of capital lease obligations           17,403             73,154
Long-term debt                                        1,800,000          2,400,000
Accrued postretirement benefits                       3,681,019          3,561,019
Environmental reserve                                 5,900,220          6,275,223
Accrued pension and other                             3,147,861          3,102,865
Minority interest                                     2,696,688          2,628,481

Stockholders' Equity:
Common capital stock, $2 par value, authorized
      4,000,000 shares, outstanding 1,583,414
      shares                                          3,166,828          3,166,828
Additional paid-in capital                               22,020             22,020
Accumulated  other comprehensive income              (1,836,501)        (1,836,501)
Retained earnings                                     9,540,818          8,985,184
                                                    -----------        -----------
                   Total Stockholders' Equity        10,893,165         10,337,531
                                                    -----------        -----------
                                                    $47,662,453        $49,758,486
                                                    ===========        ===========






SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS


                                                        Three Months Ended             Six Months Ended
                                                             June 30                        June 30
                                                       2002           2001            2002            2001
                                                       ----           ----            ----            ----

Net sales                                          $16,650,167     $15,256,126     $31,319,946     $31,375,970

Cost of sales                                       12,631,512      11,565,773      23,690,111      23,874,168
Selling, general and administrative expenses         2,748,646       2,456,764       5,260,663       5,083,987
Provision for depreciation and amortization            780,022         839,202       1,546,928       1,690,202
Net loss from property transactions                       --              --             2,848            --
Royalty income                                        (327,838)           --          (496,702)           --
Other income and deductions                            (43,039)          5,750         (42,074)          8,638
Minority interest                                       64,570          69,665          98,205         141,199
Interest expense                                       175,237         146,255         334,376         325,564
                                                   -----------     -----------     -----------     -----------
Income from continuing operations
  before income taxes                                  621,057         172,717         925,591         252,212

Provision for income taxes                             248,449         101,913         370,306          98,535
                                                   -----------     -----------     -----------     -----------
Net income from continuing operations                  372,608          70,804         555,285         153,677

Loss from discontinued operations, net of taxes           --          (608,503)           --          (939,590)
                                                   -----------     -----------     -----------     -----------
Net income (loss)                                  $   372,608     $  (537,699)    $   555,285     $  (785,913)
                                                   ===========     ===========     ===========     ===========
Basic and diluted earnings (loss) per share:
       From continuing operations                  $       .24     $       .04     $       .35     $       .10
       From discontinued operations                $      --       $      (.38)    $      --       $      (.60)
                                                   -----------     -----------     -----------     -----------
Net Income (Loss)                                  $       .24     $      (.34)    $       .35     $      (.50)
                                                   ===========     ===========     ===========     ===========

Weighted average shares outstanding:
       Basic                                         1,583,414       1,583,414       1,583,414       1,583,414
       Effects of dilutive stock options                  --              --              --              --
                                                   -----------     -----------     -----------     -----------
       Diluted                                       1,583,414       1,583,414       1,583,414       1,583,414
                                                   ===========     ===========     ===========     ===========



SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                    Six Months Ended
                                                                                         June 30
                                                                                         -------
                                                                                   2002            2001
                                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                            $   555,285    $  (785,913)
   Adjustments to reconcile net income/(loss) to net
     cash provided by (used in)
   Operating activities:
       Loss from discontinued operations                                               --          939,590
       Depreciation and amortization                                              1,546,928      1,690,202
       Loss/(gain) on disposal of property                                            2,848         (3,959)
       Deferred income taxes                                                        274,084       (933,747)
       Minority interest                                                             68,207        111,199
   Changes to operating assets and liabilities that
     provided (used) cash:
       Accounts receivable                                                       (2,353,320)       229,029
       Inventories                                                                   70,544       (444,724)
       Prepaid expenses and other                                                   177,829        145,827
       Other assets                                                                  20,235          5,294
       Accounts payable                                                            (221,979)     1,566,504
       Environmental reserve                                                       (240,875)      (852,992)
       Accrued compensation                                                         (56,755)      (452,542)
       Other accruals                                                               452,740        410,334
       Postretirement benefits                                                      120,000             --
                                                                                -----------    -----------
              Total adjustments                                                    (139,514)     2,410,015
                                                                                -----------    -----------
         Net cash provided by continuing operating activities                       415,771      1,624,102
         Net cash (used in) discontinued operating activities                    (1,385,853)      (749,224)
                                                                                -----------    -----------
         Net cash (used in) provided by operating activities                       (970,082)       874,878
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (875,402)    (1,078,385)
                                                                                -----------    -----------
         Net cash used in continuing investing activities                          (875,402)    (1,078,385)
         Net cash provided by (used in) discontinued investing activities         1,504,211       (534,066)
                                                                                -----------    -----------

         Net cash provided by (used in) investing activities                        628,809     (1,612,451)
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facility                                 825,224      1,464,710
     Repayment of long term debt                                                   (500,000)      (600,000)
     Principal payments under capital lease obligations                             (62,461)       (99,729)
                                                                                -----------    -----------
              Net cash provided by financing activities                             262,763        764,981
                                                                                -----------    -----------
Net (decrease) increase in cash and cash equivalents                                (78,510)        27,408
Cash and cash equivalents at beginning of period                                    111,919        363,829
                                                                                -----------    -----------
Cash and cash equivalents at end of period                                      $    33,409    $   391,237
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                                 $   339,161    $   450,432
       Income taxes                                                             $    64,848    $    93,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     Capital lease terminations                                                 $    17,715    $      -0-




SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the periods presented. Certain amounts for 2001, including the presentation of the Company's former paint subsidiary and Parts Cleaning Technologies ("PCT") segments (See Notes 2 & 4) as discontinued operations, have been reclassified to conform with 2002 classifications. The information furnished for the three and six month periods may not be indicative of results to be expected for the full year.

2. Effective September 30, 2000, the Company completed the sale of the assets, excluding real estate, of its paint subsidiary to Red Spot Paint & Varnish Co., for $11.1 million. The sale resulted in a net gain of $2.6 million. The real property related to this discontinued segment is currently held for sale.

3. Under the terms of a Royalty Agreement between Detrex and Red Spot, Red Spot paid Detrex royalties of approximately $459,000 in February, 2002 relating to incremental sales of certain products in 2001; this amount was recorded in royalty income in 2001. For the first half of 2002, the Company has recorded approximately $497,000 in royalty income, approximately $328,000 in the second quarter, for incremental sales of these certain products in 2002. The Company expects that additional income will be recorded during the remainder of 2002; the amount is dependent on automotive industry sales and the performance of the applicable products. The Royalty Agreement expires at the end of 2002, with receipt of the 2002 royalties due in February, 2003.

4. The Company announced an exit plan from its PCT segment in 2001, and in accordance with APB Opinion 30, has treated this segment as a discontinued operation for all periods presented. In the fourth quarter of 2001, the Company recorded a pre-tax charge to income of $6.7 million to account for the exit. This charge included an addition of $3.7 million to the environmental reserves to remediate owned and leased properties, $2.0 million to write down certain assets to their estimated net realizable value, and $1.0 million in net estimated future operating losses and exit costs. While the exit cost and environmental remediation estimates recorded in 2001 were based on the best available information at December 31, 2001, substantial uncertainties remain until the properties relating to this discontinued segment are remediated and disposed of. The estimate may be significantly impacted by the salability of real estate related thereto, and other factors. The Company spent approximately $134,000 in the first half of 2002 on environmental matters relating to the PCT properties.

     Significant activity has occurred in the first half of 2002 to effect the exit of the PCT segment. Effective June 1, 2002 the Company sold certain assets, including inventories, of its solvent distribution and waste business ("Solvents Division") to the former president of that division, for a total of approximately $845,000. The Company received $300,000 at closing, and is holding a promissory note for the remainder, which is scheduled to be paid in installments before the end of 2002; one such installment for $148,000 was received in July, 2002. The Company has retained the real properties related to this business, and the purchaser is leasing a number of properties on a short term basis. For those properties where there is no tenant, operations have been shut down, and regulatory closure is being pursued. In addition, on January 17, 2002 the Company consummated the sale of the Equipment Division (a business within the PCT segment) to Farr Manufacturing, which is located in Parkersburg, West Virginia. Under the terms of the transaction, the Company received $1.2 million on January 17, 2002, and expects to receive an additional $200,000 from Farr in the second half of 2002, for a total of $1.4 million. A pre-tax loss of $340,000 on the sale was included in the overall PCT exit charge in 2001.

     The pre-tax loss from operations of the PCT segment in the first half of 2001 of approximately $1,424,000 ($922,000 in the second quarter of 2001) was reclassified to discontinued operations. During the first half of 2002, pre-tax operating losses for PCT totaling approximately $622,000 ($258,000 in the second quarter) were charged to the reserve for exit costs. This charge, in addition to severance payments, legal and other exit costs netted against proceeds from the sale resulted in approximately $760,000 remaining in the reserve for future operating costs, carrying costs and other non-environmental exit costs.

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

     The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon. The Company performs regular reviews of its reserves for environmental matters. The amounts of the reserve at June 30, 2002 and December 31, 2001 were $8.1 million and $8.5 million, respectively. The Company increased the reserve by approximately $5.7 million at year end 2001. This action was taken to provide for $3.7 million in estimated costs associated with the eventual closure of the sites operated by the PCT segment, including site investigation, engineering studies, remediation, and, in general, compliance with regulatory closure requirements, and $2.0 million in costs primarily for the Fields Brook superfund project and associated sites, including the Company's own property in Ashtabula, Ohio. A portion of the increase to the reserve is anticipated to cover the completion of remediation and a risk transfer to third parties of ongoing liabilities associated with Fields Brook, allowing the Company to exit from the site. The reserve also includes provisions for costs that are expected to be incurred in connection with remediation of sites other than the Fields Brook watershed. In the first half of 2002, the Company charged approximately $375,000 to the environmental reserves.

The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts. In addition to the above, there are several other claims and lawsuits pending against the Company and its subsidiaries. One of those lawsuits involves the division of costs between several potentially responsible companies for reimbursement to the EPA for costs it incurred to conduct environmental remediation at a drum and barrel recycler, which the Company had utilized in the late 1980's. The potentially responsible companies entered into an agreement to, among other things, jointly defend the cost claims of the EPA. A dispute arose amongst the potentially responsible companies over the agreement which resulted in the filing of a lawsuit. The matter went to trial before a jury in June of 1999 and a judgment was entered against the Company in the amount of approximately $750,000, plus interest and attorney fees. The Company took an appeal to the Michigan Court of Appeals, which affirmed the decision of the lower court. The Company has reserved for this judgment and is currently negotiating a resolution of its obligations with the opposing parties.

     The amount of liability to the Company with respect to costs of remediation of contamination of the Fields Brook watershed and of other sites, including the discontinued PCT properties, and the amount of liability with respect to several other claims and lawsuits against the Company, were based on available data. The Company has established its reserves in accordance with its interpretation of the principles outlined in Statement of Financial Accounting Standards No. 5 and Securities and Exchange Commission Staff Accounting Bulletin No. 92. In the event that any additional accruals should be required in the future with respect to such matters, the amounts of such additional accruals could have a material impact on the results of operations to be reported for a specific accounting period and could have a material impact on the Company's consolidated financial position.

DETREX CORPORATION

6. The Company has two operating segments that meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":

          - Harvel Plastics -- manufacturer of high quality PVC and CVPC pipe and custom extrusions
          - Elco Corporation -- manufacturer of high performance specialty chemicals including lubricant additives, fine chemicals, and hydrochloric acid

See Note 4 regarding the Parts Cleaning Technologies exit.

Data for the three and six month periods ended June 30, 2002 and 2001 is as follows:

                                                             Three Months Ended June 30            Six Months Ended June 30
                                                               2002               2001              2002             2001
                                                               ----               ----              ----             ----
Net sales:
   Harvel Plastics                                         $ 11,505,841       $ 10,503,742      $ 20,968,567     $ 21,763,118
   Elco Corporation                                           5,131,825          4,802,168        10,326,377        9,765,856
   Other (includes intercompany eliminations)                    12,501            (49,784)           25,002         (153,004)
                                                           ------------       ------------      ------------     ------------
      Total                                                $ 16,650,167       $ 15,256,126      $ 31,319,946     $ 31,375,970
                                                           ============       ============      ============     ============
Earnings before income taxes:
   Harvel Plastics                                              701,543            756,657         1,066,979        1,533,606
   Elco Corporation                                             571,611            274,726         1,242,782          576,587
   Other                                                         12,502             12,501            25,002           25,001
                                                           ------------       ------------      ------------     ------------
      Sub-total                                               1,285,656          1,043,884         2,334,763        2,135,194
   Royalty income                                               327,838                              496,702
   Corporate administrative and other expense                  (817,200)          (724,912)       (1,571,498)      (1,557,418)
   Corporate interest expense                                  (175,237)          (146,255)         (334,376)        (325,564)
                                                           ------------       ------------      ------------     ------------
      Total income from continuing operations
        before taxes                                       $    621,057       $    172,717      $    925,591     $    252,212
                                                           ============       ============      ============     ============


DETREX CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Detrex Corporation and its consolidated subsidiaries ("the Company") reported net income from continuing operations of $372,608 during the second quarter of 2002, compared to net income from continuing operations of $70,804 for the second quarter of 2001. For the first six months of 2002, the Company earned net income of $555,285 from continuing operations, compared with net income from continuing operations of $153,677 for the first half of 2001. Net sales of approximately $16,650,000 in the second quarter of 2002 represented an increase of approximately $1,394,000 over the same period in 2001, while sales for the first six months of 2002 were essentially the same compared to the same period a year ago. Royalty income of $327,838 in the second quarter of 2002 and $496,702 for the first six months of 2002 is from Red Spot Paint & Varnish, for incremental sales of certain products during those periods (See Note 3). No royalty income was earned in 2001 during the same period. The royalty agreement expires at the end of 2002, with receipt of the 2002 royalties due in February, 2003.

Summarized below is selected operating data for the three and six month periods ended June 30, 2002 and comparable data for the same periods last year (in thousands):



                                                         Three Months Ended                      Six Months Ended
                                                              June 30                                 June 30
                                                              -------                                 -------
                                                       2002               2001               2002              2001
                                                       ----               ----               ----              ----
                                                    $          %       $         %          $         %         $      %
Sales                                             16,650    100.00   15,256     100.0     31,320   100.00    31,376  100.0
Gross margin                                       4,019      24.1    3,690      24.2      7,630     24.4     7,502   23.9
Selling, general and administrative expenses       2,749      16.5    2,457      16.1      5,261     16.8     5,084   16.2
Depreciation and amortization                        780       4.7      839       5.5      1,547      4.9     1,690    5.4
Net income from continuing operations                373       2.2       71       0.5        555      1.8       154    0.5


Sales increased $1.4 million, or 9.1%, in the second quarter of 2002 compared to the same period in the prior year, as both of the Company's business units exceeded the weak sales levels in the prior year period due to moderately improved market conditions. For the year to date period in 2002, sales levels are approximately the same as the prior year.

The gross margin of the Company increased by $329,000 in the second quarter of 2002 compared to the same period in 2001, primarily due to the increased sales volumes. Margins as a percentage of sales declined from 24.2% in the second quarter of 2001 to 24.1% in the second quarter of 2002, as increases in resin costs at Harvel Plastics ("Harvel") more than offset improvements in margin percentage at The Elco Corporation ("Elco") resulting from a combination of lower raw material costs, changes in product mix and a modest volume increase.

Selling, general and administrative expenses increased by $292,000 in the second quarter compared to the same quarter in 2001, primarily due to an increase in Elco's bad debt provision related to a troubled international distributor, and to a lesser extent, increases in benefit costs and reduced pension credits at Harvel.

The provision for depreciation and amortization for both the second quarter and the year to date periods in 2002 is lower than in the comparable periods in 2001 as a result of lower provisions for the Elco production facility in Ashtabula, Ohio and asset write downs at the corporate office taken at the end of 2001.

DETREX CORPORATION

On a consolidated basis, interest expense in 2002 increased in the second quarter of 2002 compared to the same period of 2001, as the average outstanding balance on the revolving credit facility increased by approximately $1.1 million compared to the same period in 2001.

The provision for income taxes was approximately 40% of the pre-tax income from continuing operations in 2002, comprised of 6% for state and local tax expense and the statutory 34% federal rate, compared to the overall year to date provision in 2001 of 39%.


Results of Operations -- Segment Disclosure

Harvel's sales increased by $1.0 million, or 9.5%, in the second quarter of 2002 compared to the same period in 2001, and increased approximately $2.0 million over the first quarter of 2002, as demand in the commercial and industrial segments of the economy increased, although somewhat erratically. We believe that orders will continue to fluctuate during the second half of 2002, and are cautiously optimistic that revenues will increase over 2001 second half levels. Earnings declined in spite of the higher volume due to pressure on gross margins. Gross margins expressed as a percentage of sales decreased by 2.3 percentage points during the second quarter of 2002, compared to the same period in the prior year, primarily due to increased resin costs, and to a lesser extent, an increase in facility costs and a slight shift in product mix towards less profitable product lines. Resin costs have increased approximately 52% in the first half of this year, although the cost levels are expected to stabilize in the third quarter. Selling, general and administrative expenses increased slightly in the second quarter and the first six months of 2002, when compared to the same periods in 2001, as increases in health insurance costs and reduced pension credits were partially offset by lower sales expenses, primarily commissions.

Revenues at Elco increased by approximately $329,000, or 6.5%, in the second quarter of 2002, and are up $560,000 or 5.7%, for the six months ended June 30, 2002 compared to the respective periods in the prior year. Domestic additive sales have increased 10% in the year to date 2002, compared to the same period in the prior year, as new products and the development of new accounts with a direct sales force is starting to yield results. Export additive sales, while down 4% year to date compared to the same period in 2001, are beginning to stabilize, and the weakening of the dollar, if that continues and results in a more competitive pricing environment internationally, could be beneficial in the second half of the year. Margins improved significantly for both the quarter and year to date period, when compared to the corresponding periods in the prior year, primarily due to continued lower raw material costs, improvements in product mix and a modest increase in volume. However, announced cost increases for certain raw materials could adversely impact margins in the second half of the year. Additionally, contractual arrangements with a large semiconductor grade acid customer have been altered to allow for greater volumes in exchange for lower prices. This is expected to have a slightly negative effect on margins during the remainder of the year. Selling, general and administrative expenses increased by approximately $150,000 in the second quarter of 2002, compared to the same period in 2001, primarily due to approximately $90,000 in provision for bad debts and legal fees for receivables relating to a financially troubled former international distributor. Additionally, personnel related costs increased by approximately $50,000 in the second quarter of this year, when compared to the same period in 2001, due to a provision for performance based variable compensation and the addition of sales resources late in the second quarter in 2001.

Liquidity, Financial Condition, and Capital Resources

The Company utilized internally generated funds, the receipt of $1.2 million from the sale of the Equipment Division (a business within the PCT segment), $300,000 from the sale of certain assets of the Solvents Division (another business within the PCT segment; see Note 4) and increased borrowings of approximately $826,000 under the revolving credit facility to finance the Company's overall operations, a $500,000 reduction in long term debt, $375,000 in environmental expenditures and approximately $875,000 in capital expenditures in the first half of the year. Accounts payable were reduced by $2.3 million during the first half of the year, as a result of the payment of $1.1 million of environmental liabilities which were included in accounts payable at December 31, 2001;

DETREX CORPORATION

additionally, the buyer of the Equipment Division assumed approximately $1.0 million in accounts payable of that division. Further reductions in accounts payable were achieved due to the wind down of the Solvents Division, whose operations were sold effective June 1, 2002.

Inventory balances were reduced by approximately $1.0 million during the first half of the year; approximately $550,000 relates to the sale of the Equipment Division, and the remainder relates to the inventory sold in the Solvents Division transaction. The increase of $90,000 in accounts receivable during the first half of 2002 was due to increases at both Harvel and Elco totaling $2.5 million, resulting from second quarter 2002 sales which were higher than sales during the fourth quarter of 2001; these increases were offset almost entirely by reductions due to the sale of accounts receivable relating to the Equipment Division and the liquidation of accounts receivable for the Solvents Division. The note receivable of $545,000 relates to the sale of the business and certain assets of the Solvents Division. Working capital was $1.6 million at June 30, 2002 compared to $496,000 at December 31, 2001.

Long term debt was reduced by $500,000 upon the scheduled principal payment on the Industrial Development Bonds in January, 2002.

The Company performs regular reviews of its reserves for environmental matters. The amounts of the reserves at June 30, 2002 and December 31, 2001 were $8.1 million and $8.5 million, respectively. In 2002, the Company expects to spend $1.7 million for environmental matters and anticipates spending approximately $2 million per year for the next two to three years. Approximately $375,000 was charged to the environmental reserves in the first half of 2002. The Company believes that cash proceeds from sales of excess properties, in combination with cash generated by the remaining operating business units and increased borrowings, will be sufficient to fund the environmental requirements as well as provide for capital expenditures and other operating needs. The Company will be closely monitoring its cash situation, and will adjust its projected outlays on capital projects, and to the extent possible, environmental issues, as the situation demands.

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

Critical Accounting Estimates

The management of the Company has evaluated the accounting policies used in the preparation of the accompanying financial statements and related notes and believes those policies to be reasonable and appropriate. We believe that the most critical accounting policies applied in the preparation of our financial statements relate to accounting for contingencies, particularly environmental contingencies, outstanding litigation and the reserve for the PCT exit, and to accounting for pensions and other postretirement benefits, because of the significant use of estimates, and the importance of management's judgments relating to these estimates.

Contingencies require management to exercise judgment both in determining the likelihood that a liability exists, and then in estimating or quantifying the amount of the liability. The most important contingencies impacting our financial statements are the environmental remediation, both PCT and non-PCT related, and outstanding litigation against the Company (See Note 5) and the reserve for the PCT exit (See Note 4). Management meets regularly to

DETREX CORPORATION

review such issues, and makes use of both internal and third party data to provide a basis for the estimates used to prepare the financial statements.

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

The amounts recorded in the accompanying financial statements related to environmental and litigation contingencies, the PCT exit reserve, and pension and post-retirement benefits, are based on the best estimates and judgments of the Company management, although actual results could differ from these estimates.

Other

Many of the statements included in this quarterly report on Form 10-Q ("quarterly report"), including the plan to exit PCT, that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the private securities litigation reform act of 1995 (the "1995 reform act"). Additional oral or written forward looking statements may be made by or on behalf of the company from time to time and such statements may be included in documents other than this quarterly report. Such forward-looking statements involve a number of known and unknown risks and uncertainties. While these statements represent the company's current judgment with respect to its business, such risks and uncertainties could cause actual results, performance and achievements, or industry results, to differ materially from those suggested herein. The company undertakes no obligation to release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements in this quarterly report and elsewhere may include, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions and adequacy of resources. All forward-looking statements in this quarterly report and elsewhere are intended to be made pursuant to the safe harbor provisions of the 1995 reform act. Factors that could cause results to differ materially from those projected in the forward-looking statements include: market conditions, cooperation of lenders, environmental remediation costs, liquidation value of assets, costs to exit leased facilities, cost and availability of environmental liability insurance, marketability of real estate, availability of buyers, execution of projects in backlog, retention of key personnel and other factors.

DETREX CORPORATION

                              PART II - OTHER INFORMATION

Item 4       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The 75th Annual Meeting of the Stockholders of Detrex Corporation was held in Southfield, Michigan on the 25th day of April 2002.

             Election of Messrs. King and Zimmer as Directors of the First Class to hold office for three year terms or until their successors have been elected and qualify:

                              Mr. King          Mr. Zimmer
                              --------          ----------

             For              1,146,392          1,174,517
             Against             --                 --

             Abstain            300,062            271,937


             Messrs. Cox, Emmett, Mark, McCleary, and Thalacker, continue as directors. Mr. Mangold declined to stand for re-election.


Item 6       EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibit 99(a) - Sarbanes-Oxley Act Certification

DETREX CORPORATION



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DETREX CORPORATION



Date     8/14/02               T. E. Mark
       ---------               ------------------------------------------------
                               T. E. Mark
                               President and Chief Executive Officer



Date     8/14/02               S. J. Quinlan
       ---------------         ------------------------------------------------
                               S. J. Quinlan
                               Treasurer, Controller & Chief Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT NO.                   EXHIBIT DESCRIPTION
-----------                   -------------------

99(a)                         Sarbanes-Oxley Act Certification

                Certification Pursuant to 18 U.S.C. Section 1350,
      As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Detrex Corporation, a Michigan corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission (the "Report) that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



August 14, 2002                         /s/ Thomas E. Mark
                                        -------------------------------------
                                        Thomas E. Mark
                                        President and Chief Executive Officer



August 14, 2002                         /s/ Steven J. Quinlan
                                        -------------------------------------
                                        Steven J. Quinlan
                                        Treasurer, Controller and Chief
                                        Accounting Officer