Form 10-Q
period 2002-09-30
DETREX CORPORATION
filed 2002-11-15
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2002 Commission file number 0-784
                               -------------------                        -----


                               DETREX CORPORATION
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Michigan                                    38-0480840
---------------------------------             -----------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

 24901 Northwestern Hwy., Ste. 500, Southfield,  MI                48075
-------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (248) 358-5800
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

As of  November 14, 2002  1,583,414 shares of the registrant's stock
      -------------------
were outstanding.

DETREX CORPORATION
                                      INDEX


PART I                                FINANCIAL INFORMATION                                           PAGE
------                                ---------------------                                           ----
                    Item 1            Condensed Consolidated Balance Sheets-
                                      September 30, 2002 and December 31, 2001                      3

                                      Condensed Consolidated Unaudited Statements
                                      of Operations For the Three and Nine Months
                                      Ended September 30, 2002 and 2001                             4

                                      Condensed Consolidated Unaudited Statements
                                      of Cash Flows for the Nine Months
                                      Ended September 30, 2002 and 2001                             5

                                      Notes to Condensed Consolidated Unaudited
                                      Financial Statements                                          6-8

                    Item 2            Management's Discussion and Analysis of
                                      Interim Financial Information                                 9-13


                    Item 4            Controls and Procedures                                       13


PART II                               OTHER INFORMATION

                    Item 6            Exhibits and Reports on Form 8-K                              13


SIGNATURES                                                                                          14

CERTIFICATIONS                                                                                      15


DETREX CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        UNAUDITED           AUDITED
                                                                   September 30, 2002   December 31, 2001
                                                                   ------------------   -----------------
ASSETS

Current Assets:
Cash and cash equivalents                                            $    592,692         $    111,919
Accounts receivable (net of allowance for uncollectible accounts
      of $498,000 in 2002 and $715,000 in 2001)                         8,312,932            9,081,151
Note Receivable                                                           214,856                   --
Inventories:
           Raw materials                                                3,008,826            2,709,609
           Work in process                                                     --               56,103
           Finished goods                                               5,143,547            6,392,197
                                                                     ------------         ------------
                              Total  Inventories                        8,152,373            9,157,909
Prepaid expenses and other                                                685,742              834,688
Deferred income taxes                                                   2,587,724            2,690,493
                                                                     ------------         ------------
                              Total Current Assets                     20,546,319           21,876,160

Land, buildings, and equipment-net                                     17,393,451           18,797,084
Property held for sale                                                  2,818,818            2,818,818
Prepaid pensions                                                        1,612,302            1,630,526
Deferred income taxes                                                   3,908,532            4,155,059
Other assets                                                              482,253              480,839
                                                                     ------------         ------------
                                                                     $ 46,761,675         $ 49,758,486
                                                                     ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable                                                        $  8,925,189         $  8,366,792
Current portion of long-term debt                                         600,000              500,000
Current maturities of capital leases                                       61,979              111,553
Accounts payable                                                        3,806,571            6,647,108
Environmental reserve                                                   2,220,000            2,220,000
Accrued compensation                                                      421,844              519,244
Other accruals                                                          2,560,839            3,015,516
                                                                     ------------         ------------
                               Total Current Liabilities               18,596,422           21,380,213

Long term portion of capital lease obligations                             37,084               73,154
Long-term debt                                                          1,800,000            2,400,000
Accrued postretirement benefits                                         3,716,019            3,561,019
Environmental reserve                                                   5,592,324            6,275,223
Accrued pensions and other                                              3,240,641            3,102,865
Minority interest                                                       2,736,308            2,628,481

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         Outstanding 1,583,414 shares                                   3,166,828            3,166,828
Additional paid-in capital                                                 22,020               22,020
Accumulated other comprehensive income                                 (1,836,501)          (1,836,501)
Retained earnings                                                       9,690,530            8,985,184
                                                                     ------------         ------------
                              Total Stockholders' Equity               11,042,877           10,337,531
                                                                     ------------         ------------
                                                                     $ 46,761,675         $ 49,758,486
                                                                     ============         ============




SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS



                                                           Three Months Ended              Nine Months Ended
                                                              September 30                    September 30
                                                          2002             2001           2002            2001
                                                          ----             ----           ----            ----
Net sales                                             $ 15,276,383    $ 14,651,239    $ 46,596,329    $ 46,027,209


Cost of sales                                           11,494,483      10,970,782      35,184,594      34,844,950
Selling, general and administrative expenses             2,741,430       2,585,155       8,002,093       7,669,142
Provision for depreciation and amortization                770,285         812,821       2,317,213       2,503,023
Net loss from property transactions                             --              --           2,848              --
Royalty income                                            (276,536)       (172,208)       (773,238)       (172,208)
Other deductions and (income)                               33,215           3,162          (8,859)         11,801
Minority interest                                           49,374          62,902         147,579         204,101
Interest expense                                           185,259         181,119         519,635         506,683
                                                      ------------    ------------    ------------    ------------
Income from continuing operations
    Before income taxes                                    278,873         207,506       1,204,464         459,718

Provision for income taxes                                 128,812         107,953         499,118         206,488
                                                      ------------    ------------    ------------    ------------
Net income from continuing operations                      150,061          99,553         705,346         253,230

Loss from discontinued operations, net of taxes                 --        (609,206)             --      (1,548,796)
                                                                      ------------                    ------------

Net income (loss)                                     $    150,061    $   (509,653)   $    705,346    $ (1,295,566)
                                                      ============    ============    ============    ============

Basic and diluted earnings (loss) per common share:
       From continuing operations                     $       0.09    $       0.06    $       0.45    $       0.16
       From discontinued operations                             --           (0.38)             --            (.98)
                                                      ------------    ------------    ------------    ------------
       Net income (loss) per share                    $       0.09    $      (0.32)   $       0.45    $      (0.82)
                                                      ============    ============    ============    ============

Number of shares outstanding (basic and diluted)         1,583,414       1,583,414       1,583,414       1,583,414




SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                      September 30
                                                                                      ------------
                                                                                   2002          2001
                                                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $   705,346    $(1,295,566)
     Adjustments to reconcile net income (loss) to net cash provided by:
         Loss from discontinued operations                                              --      1,548,796
         Depreciation and amortization                                           2,317,213      2,503,023
         Loss on disposal of property                                                2,848             --
         Deferred income taxes                                                     349,296         97,833
         Minority interest                                                         107,827        144,101
      Changes to operating assets and liabilities that provided (used) cash:
         Accounts receivable                                                    (2,014,929)       200,091
         Inventories                                                              (211,564)      (434,280)
         Prepaid expenses and other                                                171,295         (7,282)
         Other assets                                                                3,381        (38,272)
         Accounts payable                                                         (503,307)     2,185,720
         Environmental reserve                                                    (431,812)    (1,761,857)
         Accrued compensation                                                      142,336       (340,496)
         Other accruals                                                            255,533        397,148
         Postretirement benefits                                                   155,000             --
                                                                               -----------    -----------
                   Total adjustments                                               343,117      4,494,525
                                                                               -----------    -----------
            Net cash provided by continuing operating activities                 1,048,463      3,198,959
            Net cash (used in) discontinued operating activities                  (986,363)    (2,270,322)
                                                                               -----------    -----------
            Net cash provided by operating activities                               62,100        928,637
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                      (1,387,993)    (1,714,141)
                                                                               -----------    -----------
          Net cash (used in) continuing investing activities                    (1,387,993)    (1,714,141)
          Net cash provided by (used in) discontinued investing activities       1,833,913       (685,823)
                                                                               -----------    -----------
          Net cash provided by (used in) investing activities                      445,920     (2,399,964)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net borrowings under revolving credit facility                               558,397      2,022,447
      Repayment of long term debt                                                 (500,000)      (600,000)
      Principal payments under capital lease obligations                           (85,644)      (129,211)
                                                                               -----------    -----------
                    Net cash (used in) provided by financing activities            (27,247)     1,293,236
                                                                               -----------    -----------
Net increase(decrease) in cash and cash equivalents                                480,773       (178,091)
Cash and cash equivalents at beginning of period                                   111,919        363,829
                                                                               -----------    -----------
Cash and cash equivalents at end of period                                     $   592,692    $   185,738
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
               Interest                                                        $   530,634    $   635,331
               Income taxes                                                    $    95,848    $   115,500



SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the periods presented. Certain amounts for 2001, including the presentation of the Company's former paint subsidiary and Parts Cleaning Technologies ("PCT") segments (See Notes 2 & 4) as discontinued operations, have been reclassified to conform with 2002 classifications. The information furnished for the three and nine month periods may not be indicative of results to be expected for the full year.

2. Effective September 30, 2000, the Company completed the sale of the assets, excluding real estate, of its paint subsidiary to Red Spot Paint & Varnish Co., for $11.1 million. The sale resulted in a net gain of $2.6 million. The real property related to this discontinued segment is currently held for sale.

3. Under the terms of a Royalty Agreement between Detrex and Red Spot, Red Spot paid Detrex royalties of approximately $459,000 in February, 2002 relating to incremental sales of certain products in 2001; this amount was recorded in royalty income in 2001. Approximately $172,000 of this royalty income was earned in the third quarter and the year to date 2001. For the first nine months of 2002, the Company has recorded approximately $773,000 in royalty income, approximately $277,000 in the third quarter, for incremental sales of these certain products in 2002. The Company expects that additional income will be recorded during the remainder of 2002; the amount is dependent on automotive industry sales and the performance of the applicable products. The Royalty Agreement expires at the end of 2002, with receipt of the 2002 royalties due in February, 2003.

4. The Company announced an exit plan from its PCT segment in 2001, and in accordance with APB Opinion 30, has treated this segment as a discontinued operation for all periods presented. In the fourth quarter of 2001, the Company recorded a pre-tax charge to income of $6.7 million to account for the exit. This charge included an addition of $3.7 million to the environmental reserves to remediate owned and leased properties, $2.0 million to write down certain assets to their estimated net realizable value, and $1.0 million in net estimated future operating losses and exit costs. While the exit cost and environmental remediation estimates recorded in 2001 were based on the best available information at December 31, 2001, substantial uncertainties remain until the properties relating to this discontinued segment are remediated and disposed of. The estimate may be significantly impacted by the salability of real estate related thereto, and other factors. The Company spent approximately $251,000 in the first nine months of 2002, approximately $117,000 of that in the third quarter, on environmental matters relating to the PCT properties.

         Significant activity has occurred in the first nine months of 2002 to effect the exit of the PCT segment. Effective June 1, 2002 the Company sold certain assets, including inventories, of its solvent distribution and waste business ("Solvents Division"), to the former president of that division, for a total of approximately $845,000. The Company received $300,000 at closing, and is holding a promissory note for the remainder, which is scheduled to be paid in installments before the end of 2002; two installments totalling approximately $329,000 were received in the third quarter of 2002. The Company has retained the real properties related to this business, and the purchaser is leasing a number of properties on a short term basis. For those properties where there is no tenant, operations have been shut down, and regulatory closure is being pursued. In addition, on January 17, 2002 the Company consummated the sale of the Equipment Division (a business within the PCT segment) to Farr Manufacturing, which is located in Parkersburg, West Virginia. Under the terms of the transaction, the Company received $1.2 million on January 17, 2002, and expects to receive up to an additional $200,000 from Farr in the fourth quarter of 2002, for a total of $1.4 million, after final sale price adjustments. A pre-tax loss of $340,000 on the sale was included in the overall PCT exit charge in 2001.

The pre-tax loss from operations of the PCT segment in the first nine months of 2001 of approximately $2,347,000 ($922,000 in the third quarter of 2001) was reclassified to discontinued operations. During the first nine months of 2002, pre-tax operating losses for PCT totaling approximately $708,000 ($86,000 in the third quarter) were charged

DETREX CORPORATION

to the reserve for exit costs. This charge, in addition to severance payments, legal and other exit costs netted against proceeds from the sale resulted in approximately $555,000 remaining in the reserve for future operating costs, carrying costs and other non-environmental exit costs. The Company is tracking expenditures charged to the exit reserve, and at this time, believes that the reserve is adequate.

5. The Company has been a potentially responsible party for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Fields Brook clean up is substantially complete, and is expected to be finished in the fourth quarter of 2002. The Company believes that the majority of the activities regarding this site for which it shared financial responsibility have ended. With respect to ongoing operation and maintenance responsibility for the Fields Brook site, it appears unlikely the Company will be transferring its liability to third parties, and will fund its share of the operating and maintenance costs on an ongoing basis.

         The Company was also a potentially responsible party for the remediation of a drum and barrel recycler which the Company used in the late 1980's. The potentially responsible parties entered into an agreement to, among other things, jointly defend the cost claims of the EPA. A dispute arose between the potentially responsible companies which resulted in the filing of a lawsuit. A judgment was entered against the Company in the amount of $750,000 plus interest and attorney fees. The Company has reserved for this judgment and after completion of the appeals process, the Company is negotiating a resolution of its obligations with the opposing parties.

         The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. Some of these studies have been completed; others are ongoing. In some cases the methods of remediation remain to be agreed upon. The Company performs regular reviews of its reserves for environmental matters. The amount of the reserves at 9/30/02 and 12/31/01 were $7.8 million and $8.5 million, respectively. The Company increased the reserve by approximately $5.7 million at the end of 2001. This action was taken to provide for $3.7 million in estimated costs associated with the eventual closure of the sites operated by the PCT segment, including site investigation, engineering studies, remediation and, in general, compliance with regulatory closure requirements and $2 million in costs primarily for completion of the Fields Brook superfund project and associated sites, including the Company's own property in Ashtabula, Ohio. The reserve also includes provisions for costs that are expected to be incurred in connection with remediation of other sites. In the first nine months of 2002, the Company charged approximately $683,000 to the environmental reserves.

         The Company's estimates of liability with respect to remediation of other sites, including the discontinued PCT properties, and the Company's estimates of liability with respect to several other claims and lawsuits against the Company, were based on available data. The Company has established its reserves in accordance with its interpretation of the principles outlined in the Statement of Financial Accounting Standards No. 5 and Securities and Exchange Commission Staff Accounting Bulletin No. 92. In the event that any additional accruals should be required in the future with respect to such matters, the amounts of such additional accruals could have a material impact on the results of operations to be reported for a specific accounting period and could have a material impact on the Company's consolidated financial position.

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

See Note 4 regarding the Parts Cleaning Technologies exit.

Data for the three and nine month periods ended September 30, 2002 and 2001 is as follows:




                                                     Three Months Ended              Nine Months Ended
                                                        September 30                    September 30
                                                    --------------------            --------------------
                                                    2002            2001            2002            2001
                                                    ----            ----            ----            ----
Net sales:
   Harvel Plastics                              $ 10,277,359    $  9,983,413    $ 31,245,926    $ 31,746,531
   Elco Corporation                                4,986,522       4,664,020      15,312,899      14,429,876
   Other (includes intercompany eliminations)         12,502           3,806          37,504        (149,198)
                                                ------------    ------------    ------------    ------------
      Total                                     $ 15,276,383    $ 14,651,239    $ 46,596,329    $ 46,027,209
                                                ============    ============    ============    ============
Income (loss) from continuing operations
   before income taxes:
   Harvel Plastics                                   536,436         660,853       1,603,417       2,194,459
   Elco Corporation                                  552,939         402,778       1,795,721         979,365
   Other                                             (36,588)         12,501         (11,586)         37,500
                                                ------------    ------------    ------------    ------------
      Sub-total                                    1,052,787       1,076,132       3,387,552       3,211,324


   Royalty Income                                    276,536         172,208         773,238         172,208
   Corporate administrative and other expense       (865,191)       (859,715)     (2,436,691)     (2,417,131)
   Corporate interest expense                       (185,259)       (181,119)       (519,635)       (506,683)
                                                ------------    ------------    ------------    ------------
      Total income from continuing operations
        before income taxes                     $    278,873    $    207,506    $  1,204,464    $    459,718
                                                ============    ============    ============    ============


DETREX CORPORATION




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Detrex Corporation and its consolidated subsidiaries ("the Company") earned a pre-tax income from continuing operations of $278,873 in the third quarter of 2002, compared to pre-tax earnings from continuing operations of $207,506 for the same period in 2001. After provision for income taxes, net income from continuing operations for the quarter ended September 30, 2002 was $150,061, compared to net income from continuing operations of $99,553 for the comparable period in 2001. For the first nine months of 2002, the Company reported pre-tax earnings from continuing operations of $1,204,464, compared to $459,718 in the year ago period. Net income from continuing operations in the first nine months of 2002 increased to $705,346 compared to net income from continuing operations of $253,230, year to date 2001. These results were significantly impacted by pre-tax royalty income of $276,536 in the third quarter of 2002 and $773,238 for the first nine months of 2002, from Red Spot Paint & Varnish, for incremental sales of certain products during those periods (See Note 3). In 2001, $172,208 of royalty income was earned in the third quarter and for the year to date period. The royalty agreement expires at the end of 2002, with receipt of the 2002 royalties due in February, 2003.

Summarized below is selected operating data for the current fiscal period and the comparable data for the same period last year (in thousands):


                                                      Three Months Ended                  Nine Months Ended
                                                            Sept 30                            Sept 30
                                               ---------------------------------   ---------------------------------
                                                    2002              2001              2002              2001
                                               ---------------   ---------------   ---------------   ---------------
                                                  $        %        $        %        $        %        $        %
--------------------------------------------   ------   ------   ------   ------   ------   ------   ------   ------
Sales                                          15,276   100.00   14,651   100.00   46,596   100.00   46,027   100.00
Gross margin                                    3,782     24.8    3,681     25.1   11,413     24.5   11,182     24.3
Selling, general and administrative expenses    2,741     17.9    2,585     17.6    8,002     17.2    7,669     16.7
Depreciation and amortization                     770      5.0      813      5.5    2,317      5.0    2,503      5.4
Net income from continuing operations             150      1.0      100      0.7      705      1.5      253      0.5


Sales increased approximately $625,000, or 4.3%, in the third quarter of 2002, compared to the same period in the prior year. Increases were recorded for both of the Company's business units. It should be noted that the third quarter of 2001 reflects the slow down following the September 11 terrorist attacks. Business conditions in the third quarter of 2002 remained weak in the markets served by the Company. Sales for the year 2002 to date increased by approximately $569,000, or 1.2%, compared to the same period in the prior year, which was more than accounted for by the increase in revenues at The Elco Corporation ("Elco").

The gross margin of the Company increased in the third quarter of 2002 by approximately $100,000 compared to the same period in the prior year, and is due to increases of approximately $200,000 at Elco, which offset margin deterioration at Harvel Plastics ("Harvel"), where margins declined by $100,000. Expressed as a percentage of sales, overall gross margins declined to 24.8% in the third quarter of 2002, compared to 25.1% in the third quarter of 2001. This deterioration in margin percentage is attributable to the decline in margin percentage at Harvel, caused by pricing pressures due to weak demand in its markets, which more than offset improved margin percentage at Elco.

Selling, general and administrative expenses increased by $156,000, or 6.0%, compared to the third quarter of 2001; the year to date increase was $333,000 compared to the prior year. These increases are primarily due to increased

DETREX CORPORATION

costs for employee benefit programs, recording of pension expense in 2002 as opposed to net pension credits in 2001, and accrued performance based variable compensation.

The provision for depreciation and amortization for both the third quarter and the year to date periods in 2002 is lower than in the comparable periods in 2001 as a result of lower provisions for the Elco production facility in Ashtabula, Ohio and asset write downs at the corporate office taken at the end of 2001.

On a consolidated basis, interest expense remained essentially the same for both the three month and the year to date periods when compared to the same periods in the prior year.

The provision for income taxes was approximately 41.5% of the pre-tax income from continuing operations in 2002, comprised of 7.5% for state and local tax expense and the statutory 34% federal rate, compared to the overall year to date provision in 2001 of 45%.


Results of Operations - Segment Disclosure

Harvel's revenues increased for the third quarter of 2002 by approximately $294,000, or 2.9%, compared to the same period in the prior year, on a 3.5% increase in pounds shipped. Demand in the commercial and industrial construction markets continues to be relatively weak and inconsistent, reflecting the overall weakness in the manufacturing sector. The weak market demand, coupled with excess supply capacity and fluctuating raw material costs, resulted in highly competitive conditions and partial inability to pass along raw material cost increases. Resin costs, which had increased 52% in the first six months of 2002, have stabilized in the third quarter, and are expected to decline moderately through the end of the year. Consistent with second quarter performance, earnings declined in spite of the increased volume, primarily due to pressure on gross margins. Gross margins declined in absolute terms by $96,000 in the third quarter of 2002, compared to the same period in 2001, and declined when expressed as a percentage of sales by 1.4 percentage points, primarily due to pricing pressure, increased facility costs, and to a lesser extent, a shift in product mix towards less profitable product lines. For the nine month period ended September 30, 2002, gross margin was $4.7 million, or 14.9% of sales, compared to $5.3 million, or 16.8% of sales, in the same period in 2001. Selling, general and administrative expenses increased $53,000, or 5.4%, in the third quarter compared to the same quarter in 2001, primarily due to continued increases in employee benefit costs, and slightly higher selling expenses. For the year to date period in 2002, selling general and administrative expenses were essentially the same as the year ago period, as increases in health insurance costs and elimination of pension credits were almost entirely offset by lower sales expenses, primarily commissions.

Elco Corporation reported a third quarter 2002 revenue increase of $320,000, or 6.9%, compared to the third quarter of 2001, and revenues have increased approximately $880,000, or 6.1%, for the nine month period ended September 30, compared to the respective periods in the prior year. The revenue increases are driven primarily by continued increases in domestic additive sales; the increase was approximately $320,000 in the third quarter, and $860,000 year to date 2002, both compared to the same periods in 2001. These increases are approximately 11% for both the quarter and year to date periods and are due to continued market penetration by the direct sales force as well as commercialization of new products. Export additive sales have declined by approximately 5% for the year to date period, but export sales seem to have stabilized at these levels. Hydrochloric acid sales improved by approximately 6.5% in the third quarter, compared to the same quarter in 2001, and have increased 5.1% for the year to date period compared to 2001, as volumes for several of our largest customers began to increase.

Elco's third quarter gross margin of $1.5 million represents an 18.6% improvement over the year ago quarter's $1.3 million, and is due to the increased volume, continued favorable raw material prices, and fixed cost absorption from increased tolling business (manufacturing products for other industrial suppliers). For the year to date period in 2002, gross margins totalled $4.7 million, an increase of $1.1 million compared to the same period in 2001, due principally to the same dynamics experienced in the third quarter. Selling, general, and administrative expenses increased by approximately $90,000 in the third quarter of 2002, compared to the third quarter of 2001, and is primarily due to increased provisions for performance based variable compensation. For the year to date period

DETREX CORPORATION

2002, selling and administrative expenses have increased by approximately $320,000, or 12.5%, compared to the same period in 2001. This increase is due primarily to a provision in the second quarter for bad debt and legal fees relating to a former international distributor, and increased provisions for performance based variable compensation.

Liquidity, Financial Condition, and Capital Resources

The Company utilized internally generated funds, the receipt of $1.2 million from the sale of the Equipment Division (a business within the PCT segment), $629,000 from the sale of certain assets of the Solvents Division (another business within the PCT segment; see Note 4) and increased borrowings of approximately $558,000 under the revolving credit facility to finance the Company's overall operations, a $500,000 reduction in long term debt, $683,000 in environmental expenditures and approximately $1.4 million in capital expenditures in the first nine months of the year. Accounts payable were reduced by $2.8 million during the first nine months of the year, as a result of the payment of $1.1 million of environmental liabilities which were included in accounts payable at December 31, 2001; additionally, the buyer of the Equipment Division assumed approximately $1.0 million in accounts payable of that division. Further reductions in accounts payable in the amount of $1.2 million were realized due to the wind down of the Solvents Division, whose operations were sold effective June 1, 2002. Offsetting these reductions in accounts payable were increases at both Elco and Harvel due to higher levels of business activity during the third quarter of 2002 than in the fourth quarter of 2001.

Inventory balances were reduced by approximately $1.0 million during the first nine months of the year; approximately $550,000 relates to the sale of the Equipment Division, and the remainder relates to the inventory sold in the Solvents Division transaction. The net decrease of $770,000 in accounts receivable during the first nine months of 2002 was due to the sale of the Equipment Division, including the majority of its receivables and the liquidation of accounts receivable for the Solvents Division; these decreases were partially offset by increases at both Harvel and Elco totaling $1.9 million, resulting from third quarter 2002 sales which were higher than sales during the fourth quarter of 2001. The note receivable of $215,000 relates to the sale of the business and certain assets of the Solvents Division. Working capital was $1.95 million at September 30, 2002 compared to $496,000 at December 31, 2001.

Long term debt was reduced $500,000 by the scheduled principal payment on the Industrial Development Bonds in January, 2002.

The Company performs regular reviews of its reserves for environmental matters. The amounts of the reserves at September 30, 2002 and December 31, 2001 were $7.8 million and $8.5 million, respectively. Approximately $683,000 was charged to the environmental reserves in the first nine months of 2002, and the Company projects that an additional $500,000 will be spent in the fourth quarter. The Company anticipates spending approximately $2 million per year for its environmental obligations for the next two to three years. The Company believes that cash proceeds from sales of excess properties, in combination with cash generated by the operating business units and increased borrowings, will be sufficient to fund the environmental requirements as well as provide for capital expenditures and other operating needs. The Company will be closely monitoring its cash situation, and will adjust its projected outlays on capital projects, and to the extent possible, environmental issues, as the situation demands.

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

DETREX CORPORATION

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

Critical Accounting Estimates

The management of the Company has evaluated the accounting policies used in the preparation of the accompanying financial statements and related notes and believes those policies to be reasonable and appropriate. We believe that the most critical accounting policies applied in the preparation of our financial statements relate to accounting for contingencies, particularly environmental contingencies, and the reserve for the PCT exit, and to accounting for pensions and other postretirement benefits, because of the significant use of estimates, and the importance of management's judgments relating to these estimates.

Contingencies require management to exercise judgment both in determining the likelihood that a liability exists, and then in estimating or quantifying the amount of the liability. The most significant contingencies impacting our financial statements are environmental remediation costs, both PCT and non-PCT related (See Note 5), and the reserve for the PCT exit (See Note 4). Management meets regularly to review such issues, and makes use of both internal and third party data to provide a basis for the estimates used to prepare the financial statements.

Accounting for pensions and other post retirement benefits involves estimating the cost of benefits to be provided in the future and attributing that cost over the time period each employee works. Significant estimates and assumptions are used in calculating these amounts, particularly as they relate to inflation, investment returns, salary increases, discount rate, employee turnover, trends in medical costs and mortality. The Company relies on the input of an actuarial firm to estimate the appropriate factors in determining the proper accounting for pensions and post-retirement benefits. The Company's pension plans have experienced negative returns during 2002, principally as a result of adverse experience in the equity markets during the year. These negative returns, coupled with a possible lowering of the discount rate used to calculate the present value of the plan liabilities, could cause the plans to become further underfunded at the end of 2002. This would result in a charge to accumulated other comprehensive income (a component of shareholder's equity), and would likely result in a technical violation in the net worth covenant of our credit agreement. In such event, we believe that we would be able to obtain a waiver or an amendment of the covenant from the lender; however, there can be no assurance that we would be successful in this effort. The adverse investment returns and change in discount rate assumptions will likely increase pension expense to be recorded in future years; however, the Company does not believe that funding requirements in 2003, currently projected at approximately $200,000, will be materially affected.

The amounts recorded in the accompanying financial statements related to environmental and litigation contingencies, the PCT exit reserve, and pension and post-retirement benefits, are based on the best estimates and judgments of the Company management, although actual results could differ from these estimates.

Other

This report contains statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Additional oral or written forward-looking statements may be made by or on behalf of the Company from time to time and such statements may be included in documents other than this report. Such forward-looking statements involve a number of known and unknown risks and uncertainties. While these statements represent the Company's current judgment with respect to its business, readers of this report are cautioned that forward-looking statements are not guarantees of future performance and that such risks and uncertainties could cause actual results, performance and achievements, or industry results, to differ materially from those suggested herein. The Company undertakes no obligation to release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements in this report and elsewhere may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources. All forward-looking statements in this report and elsewhere are intended to be made pursuant to the safe harbor provisions of the 1995 Reform Act. Factors that could cause results to differ materially from those projected in the forward-looking statements include: market conditions, cooperation of lenders, environmental remediation costs, liquidation value of assets, costs to exit leased facilities, cost and availability of environmental liability insurance, marketability of real estate, availability of buyers, execution of projects in backlog, retention of key personnel and other factors.



Item 4               CONTROLS AND PROCEDURES

            (a) Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosures and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


Item 6      EXHIBITS AND REPORTS ON FORM 8-K


            Exhibit 99 - Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

DETREX CORPORATION



                                   SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DETREX CORPORATION

Date     11/14/02          T.E. Mark
       ----------          --------------------------------------------------
                           T.E. Mark
                           President and Chief Executive Officer



Date     11/14/02          S.J. Quinlan
       ----------          --------------------------------------------------
                           S.J. Quinlan
                           Treasurer, Controller and Chief Accounting Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Thomas E. Mark, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Detrex
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):



         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002


By:   /s/ Thomas E. Mark
      --------------------------
      Thomas E. Mark
      President and
      Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Steven J. Quinlan, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Detrex
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002


By:   /s/ Steven J. Quinlan
      ------------------------------------------
      Steven J. Quinlan
      Treasurer, Controller and Chief Accounting Officer

                               10-Q EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION

EX-99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002