Form 10-K
period 2002-12-31
DETREX CORPORATION
filed 2003-03-31
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                          ------------------------------------------------------

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------


Commission file number 0-784
                      ----------------------------------------------------------


                               DETREX CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Michigan                                           38-0480840
------------------------------------                  -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

24901 Northwestern Hwy, Suite 500, Southfield, Michigan            48075
-------------------------------------------------------        -----------------
      (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code             (248) 358-5800
                                                               -----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
     Title of each class                                 which registered
---------------------------------                   ---------------------------
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
                                 Yes    X                NO
                                    ----------             ----------

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based upon the NASDAQ Closing Price) of Common Capital Stock on March 27, 2003 of Detrex Corporation held by nonaffiliates was approximately $2.7 million.


The number of shares of Common Capital Stock, $2 Par Value, outstanding on March 27, 2003 was 1,583,414.

Documents incorporated by reference:

                                                      Part and Item Number
                                                        of Form 10-K into
               Document                               which Incorporated
               --------                               ---------------------
1.       Detrex Corporation                         Part II Items 5 through 8
         Annual Report to                           Part IV, Item 15
         Shareholders for the year
         ended December 31, 2002

2.       Detrex Corporation                         Part III, Items 10, 11, 12
         Notice of Annual                           and 13
         Meeting of Shareholders
         and Proxy Statement for
         the Annual Meeting of
         Shareholders to be held
         April 24, 2003

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

Net sales (in thousands) of each business unit for each of the last three years are set forth below:

                                             2002              2001              2000
                                             ----              ----              ----
Harvel Plastics, Inc.                       $40,643           $40,252           $47,506
The Elco Corporation                         20,299            18,832            20,807


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

The Company does not expect to incur significant capital expenditures for environmental compliance in 2003. However, the Company does expect to continue to incur significant professional fees and remediation expenses in connection with its environmental compliance efforts. The Company maintains an environmental reserve which at December 31, 2002 totaled $7.6 million, of which $1.3 million is estimated to be spent in 2003. A more detailed discussion of environmental matters is included under Item 3 - Legal Proceedings, Note 11 to the Consolidated Financial Statements and Management's Discussion and Analysis in the Annual Report.

The Company employed 190 persons as of December 31, 2002.

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

The Company announced a plan, as of December 31, 2001, to exit its Parts Cleaning Technologies (PCT) segment. As part of this exit, the Company sold its Equipment division (a business within this segment), effective January 17, 2002. Effective June 1, 2002 the Company sold certain assets, including inventories, of its solvent distribution and waste business (Solvents Division). See Note 9 to the Consolidated Financial Statements for more details on the financial aspects of the sales of the divisions, as well as the details on the PCT exit.

ITEM 1. BUSINESS (Concluded)

The Company utilized a combination of internally generated funds and the positive cash flow generated from the exit of Parts Cleaning Technologies in 2002 to finance its operations, a $500,000 principal payment on its Industrial Development Bonds, $2.2 million in capital expenditures, and $1.8 million in non-PCT environmental expenditures. The revolving credit balance was reduced by $1.3 million during 2002. Working capital at December 31, 2002 decreased to $16,000, from $496,000 million at December 31, 2001. The Company has paid no dividend since the second quarter of 1991 and cannot forecast when the dividend will be restored. For a discussion of the Company's Credit Agreement, see Note 5 to the Consolidated Financial Statements and Management's Discussion and Analysis in the Annual Report. For further discussion of the exit from PCT, see
Note 9 to the Consolidated Financial Statements and Management's Discussion and Analysis in the Annual Report.

The Company has market risks which could arise from fluctuations in interest rates under both its Credit Agreement and the Industrial Development Bonds issued by the California Economic Development Financial Authority (see Notes 5 and 6 to the Consolidated Financial Statements). Under the Credit Agreement with Comerica Bank, and assuming an average balance of $9,000,000 on the revolving credit facility, a 1% change in the prime interest rate could impact the Company's pretax earnings by approximately $90,000, and for the Industrial Development Bonds, a 1% increase in tax-exempt bond interest rates could affect pretax earnings by a maximum of $18,000.

ITEM 2. PROPERTIES

The Company's administrative offices are located in approximately 5000 square feet of leased space at 24901 Northwestern Hwy., Suite 500, Southfield, Michigan.

Detrex and its subsidiaries conduct manufacturing and research operations in numerous locations of which nine are owned as follows:

1) The Company's lubricants subsidiary, The Elco Corporation ("Elco"), manufactures gear and oil additives in a plant located in Cleveland, Ohio on 5 acres of land and 59,000 square feet of office, research and plant space. This plant is equipped with mixing and blending equipment and storage facilities.

2) Facilities located on 57 acres in Ashtabula, Ohio are used in connection with the manufacture of hydrochloric acid, reagent grade chemicals, N-methyl pyrrole, and zinc-based lubricant additives. These facilities are owned by Detrex Corporation and managed by Elco.

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

ITEM 2. PROPERTIES (Concluded)

4) The Company owned a building used as a research laboratory and office in Bowling Green, Kentucky. This property was sold on January 17, 2002 in connection with the sale of the Equipment Division (a business within the PCT segment). In addition, the Company owns a separate warehouse building in Bowling Green.

5) The Company owns a warehouse and sales office facility located in Detroit, Michigan. The building area is approximately 20,000 square feet and is located on approximately one-half acre of land.

6) The Company owned a warehouse and sales office facility located in Los Angeles, California. The building area is approximately 10,000 square feet and is located on one acre of land in the industrial section of the city. This building was sold in a transaction that closed on January 29, 2003.

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

Properties 4-9 above are part of the PCT segment, and will be exited, remediated, and/or disposed of as the PCT exit is executed.

In addition to the above, the Company owns the real estate formerly utilized by Seibert-Oxidermo, Inc. This real estate consists of approximately 40 acres of land in Romulus, Michigan and a warehouse facility in Detroit, Michigan, both of which are currently held for sale.

ITEM 3. LEGAL PROCEEDINGS

The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon. At one such site, the Company has been a potentially responsible party for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Fields Brook clean up was completed in the fourth quarter of 2002. During the final stages of the project, unanticipated additional contamination was discovered, making it necessary to perform additional remediation, which drove costs significantly over previous estimates. The Company's share of the increased costs totaled $860,000. Primarily as a result of this occurrence, and the reevaluation of other amounts within the environmental reserve, a pre-tax charge of $725,000 was recorded, and the reserve was increased by a like amount.

In addition, the company added $250,000 to its environmental reserves to cover the cost of operating and maintaining extraction test wells for source control installed on its Ashtabula, Ohio property to accomplish remediation of the site. These test wells will operate for approximately the next two years, at which time their performance will be evaluated for effectiveness. At that time it may be necessary to add provisions to the reserve for installation of additional extraction wells and for operation and maintenance of those wells in the future. The Company has not accrued for these costs because, at this time, it is not probable that they will be incurred.

The Company performs regular reviews of its reserves for environmental matters. The amounts of the reserve at December 31, 2002 and 2001 were $7.6 million and $8.5 million, respectively. The Company had environmental expenditures of approximately $1.9 million in 2002. The Company increased the reserve by approximately $5.7 million at year end 2001. This action was taken to provide for $3.7 million in estimated costs associated with the eventual closure of the sites operated by the PCT segment, including site investigation, engineering studies, remediation, and, in general, compliance with regulatory closure requirements, and $2.0 million in costs primarily for the Fields Brook superfund project and associated sites, including capital costs associated with Ashtabula source control test wells. A portion of the increase to the reserve is anticipated to cover the completion of remediation and a risk transfer to third parties of ongoing liabilities associate with Fields Brook, allowing the Company to exit from the site. With respect to ongoing operation and maintenance responsibility for the Fields Brook site, in 2002 it became unlikely the Company would be successful in transferring its liability to third parties, and will fund its share of the operation and maintenance costs on an ongoing basis.

The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts. In addition to the above, there are several other claims and lawsuits pending against the Company and its subsidiaries. One of those lawsuits involves the division of costs between several potentially responsible companies for reimbursement to the EPA for costs it incurred to conduct environmental remediation at a drum and barrel recycler, which the Company had utilized in the late 1980's. The potentially responsible companies entered into an Agreement to, among other things, jointly defend the cost claims of the EPA. A dispute arose amongst the potentially responsible companies over the Agreement which resulted in the filing of a lawsuit. The matter went to trial before a jury in June of 1999 and a judgment was entered against the Company in the amount of approximately $750,000, plus interest and attorney fees. The Company took an appeal to the Michigan Court of Appeals, which affirmed the decision of the lower court. The Company has negotiated an agreement to pay the obligation, which totals $1.2 million including attorney fees and accumulated interest, in four annual installments of $300,000. The first installment was paid in February 2003, and the next installment is scheduled to be paid in January, 2004.

ITEM 3. LEGAL PROCEEDINGS (Concluded)
The amount of liability to the Company with respect to costs of remediation of contamination of the Fields Brook watershed and of other sites, and the amount of liability with respect to several other claims and lawsuits against the Company, was based on available data. The Company has established its reserves in accordance with its interpretation of the principles outlined in Statement of Financial Accounting Standards No. 5 and Securities and Exchange Commission Staff Accounting Bulletin No. 92. In the event that any additional accruals should be required in the future with respect to such matters, the amounts of such additional accruals could have a material impact on the results of operations to be reported for a specific accounting period and could have a material impact on the Company's consolidated financial position.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all executive officers of the registrant at March 31, 2003 and their positions and offices with the registrant are as follows:


                  Name and Age                                Positions and Offices
T. E. Mark                          (50)             President and Chief Executive Officer (a)

R. M. Currie                        (49)             Vice-President, Secretary and General Counsel (b)

S. J. Quinlan                       (39)             Vice-President - Finance, Chief Financial Officer
                                                     and Treasurer (c)


(a) Prior to April 26, 2001, Mr. Mark held the positions of President and Chief Operating Officer. On April 26, 2001, he was named President and Chief Executive Officer

(b) Prior to April 26, 2001, Mr. Currie held the positions of General Counsel and Secretary. On April 26, 2001, he was named Vice President, General Counsel and Secretary

(c) Prior to November 21, 2002, Mr. Quinlan held the positions of Treasurer, Controller and Chief Accounting Officer. Prior to April 26, 2001, Mr. Quinlan held the position of Controller and Chief Accounting Officer. On November 21, 2002, he was named Vice President - Finance, Chief Financial Officer, and Treasurer

All officers of the Company are elected annually and hold office until their successors are chosen and qualify in their stead.

                                     PART II
                              CROSS REFERENCE SHEET

                                                                      Page (and caption) in 2002 Detrex Corporation
                  10-K Item                                                 Annual Report to Shareholders*
5.       Market for Registrant's Common
         Stock and Related Shareholder Matters:

         (a)  Market and market prices
                of the common stock                                     23- Selected Quarterly Data
         (b)  Approximate number of
                holders of common stock                                 - Highlights
         (c) Dividend history                                           17- Management's Discussion and
                                                                            Analysis of Financial Condition
                                                                            and Results of Operations

6.       Selected Financial Data                                        24- Selected Financial Data

7.       Management's Discussion and                                    15-22 -  Management's Discussion and
         Analysis of Financial Condition                                         Analysis of Financial Condition
         and Results of Operations                                               and Results of Operations

8.       Financial Statements and Supplementary
         Data:
         -        Detrex Corporation Consolidated
                  Balance Sheets, December 31,
                  2002 and 2001                                         2,3
         -        Consolidated Statements of
                  Operations for the Years
                  Ended December 31,
                  2002, 2001, and 2000                                  1
         -        Consolidated Statements of Changes
                  In Stockholders' Equity for the Years
                  Ended December 31, 2002, 2001
                  and 2000                                              4
         -        Consolidated Statements of Cash
                  Flows for the Years Ended
                  December 31, 2002, 2001, and 2000                     5
         -        Notes to Consolidated Financial
                  Statements                                            6-14
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


                                     PART II

                              CROSS REFERENCE SHEET
                                   (CONTINUED)

                                                                      Page (and caption) in 2002 Detrex Corporation
                  10-K Item                                                 Annual Report to Shareholders*

9.       Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                                           Not Applicable




* Detrex Corporation's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein as Exhibit 13 under Item 14(a) 3 of Part IV.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the information set forth under the caption "Election of Directors" in the Detrex Corporation Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held April 24, 2003. The information required for Executive Officers of the Company is included in Part I hereof.

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


ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosures and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a) 1.   All Financial Statements

         Detrex Corporation and Subsidiaries (incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2002-see Part II)

(a) 2.   Financial Statement Schedules                                    Page
                                                                          ----

         Independent Auditors' Report                                     18

         Schedule II - Valuation and Qualifying Accounts for the Years
         Ended December 31, 2002, 2001, and 2000.                         20

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (Continued)


(a) 3.   Exhibits
         3(i)     Articles of Incorporation, as amended, are hereby                             --
                  incorporated by reference to Commission file #0-784,
                  Annual Report on Form 10-K for the year ended
                  December 31, 1987, as Exhibit 3(a)

         3(ii)    Bylaws, as amended and restated as of                                         --
                  April 26, 2001 are hereby incorporated by reference to
                  Commission file #0-784, Annual Report on Form 10-K for
                  The year ended December 31, 2001, as Exhibit 3(a)
                  an Exhibit

         4(a)     Amended and Restated Rights Agreement dated as of                             --
                  April 27, 2000, between the Company and State Street
                  Bank and Trust Company is hereby incorporated by
                  Reference to Commission file #0-784 8-K Report
                  dated April 27, 2000, as Exhibit 4

         4(b)     Amendment to Amended and Restated Rights Agreement,                           --
                  dated as of December 13, 2001, by and among the Company
                  State Street Bank and Trust Company, and EquiServe Trust
                  Company, N.A. is hereby incorporated by reference to Commission
                  File #0-784, Annual Report on Form 10-K for the year ended
                  December 31, 2001 as Exhibit

                  Executive Compensation Plans and Arrangements

         10(a)    1993 Stock Option Plan is hereby incorporated by reference to                 --
                  Commission file #0-784 1993 Proxy Statement dated March 26,
                  1993, as Exhibit 10(a)

         10(b)    1993 Stock Option Plan for outside directors is hereby                        --
                  incorporated by reference to Commission file #0-784 1993
                  Proxy Statement dated March 2, 1993, as Exhibit 10(b)

         10(c)    Employment Agreement - Robert M. Currie, is hereby                            --
                  incorporated by reference to Commission file #0-784
                  Annual Report on Form 10-K for the year ended December 31,
                  1994, as Exhibit 10(g)



ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
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


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
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

         10(n)    Amended and Restated Credit Agreement, dated as of April 25, 2001, by and between the Company and Comerica Bank, is hereby
                  incorporated by reference to Commission file # 0-784 Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 2001 as Exhibit 10

         10(o)    First Amendment to Credit Agreement, dated as of November 2,
                  2001, by and between the Company and Comerica Bank, is hereby incorporated by reference to Commission file # 0-784 Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2001 as Exhibit 10(p)

         10(p)    Second Amendment to Credit Agreement, dated as of February 28,
                  2002, by and between the Company and Comerica Bank is hereby incorporated by reference to Commission file #0-784 Annual
                  Report on Form 10-K for the year ended December 31, 2001 as
                  Exhibit 10(p)

         10(q)    Third Amendment to Credit Agreement, dated as of December 2, 2002,          Attached as
                  by and between the Company and Comerica Bank                                 an Exhibit


                                                                              16

                               PART IV (CONCLUDED)

         10(r)    Asset Purchase and Sale Agreement dated as of September                        --
                  1, 2000, by and among Seibert-Oxidermo, Inc., the Company
                  and Red Spot Paint and Varnish Co., is hereby incorporated by reference to Commission file # 0-784 8-K Report dated
                  October 16, 2000, as Exhibit 99

         13       Annual Report to Shareholders for the year ended December 31, 2002          Attached as
                                                                                               an Exhibit

         21       Subsidiaries of the Registrant                                              Attached as
                                                                                               an Exhibit

         23       Consent of Auditors                                                         Attached as
                                                                                               an Exhibit

         99       Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    Attached as
                                                                                               an Exhibit


(b)      There were no reports on Form 8-K filed during the fourth quarter.

                         [DELOITTE & TOUCHE LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Detrex Corporation

We have audited the consolidated financial statements of Detrex Corporation and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 21, 2003; such consolidated financial statements and the report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Detroit, Michigan
March 21, 2003

                       DETREX CORPORATION AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE

                                                                     SCHEDULE II

DETREX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               Additions
                                                     ---------------------------
                                    Balance          Charged to        Charged                          Balance
                                    Beginning        Costs and         to Other                          at End
         Description                 of Year          Expenses         Accounts        Deductions       of Year
         -----------                ---------        ----------        --------        ----------       -------
Year Ended December 31, 2002

Inventory Valuation Reserves        $333,384                                              333,384       $0

Finished Machines Valuation
Reserves                            $279,823                                              279,823       $0

Allowance for Uncollectible
Accounts                            $715,089            474,153                           688,185       $501,057


Year Ended December 31, 2001

Inventory Valuation Reserves        $133,384            200,000                                         $333,384

Finished Machines Valuation
Reserves                            $433,131            109,014                           262,322       $279,823

Allowance for Uncollectible
Accounts                            $351,064            355,310          325,525          316,810       $715,089


Year Ended December 31, 2000

Inventory Valuation Reserves        $227,873            120,259                           214,748       $133,384

Finished Machines Valuation
Reserves                            $241,608            191,523                                         $433,131

Allowance for Uncollectible
Accounts                            $244,268            176,832                            70,036        $351,064



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          Detrex Corporation
                                                --------------------------------
                                                            (Registrant)

         Date  March 28, 2003                   By    W. C. King
              ----------------                      ----------------------------
                                                       W. C. King
                                                       Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this twenty eighth day of March 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

           Signature                                Title
           ---------                                -----


       W. C. King                             Chairman
-----------------------------------
       W. C. King


       T. E. Mark                             President and Chief Executive
-----------------------------------           Officer
       T. E. Mark


       S. J. Quinlan                          Vice President-Finance, Chief
-----------------------------------           Financial Officer and Treasurer
       S. J. Quinlan


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

I, Thomas E. Mark, President and Chief Executive Officer of Detrex Corporation, certify that:

1.        I have reviewed this annual report on Form 10-K of Detrex Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 28, 2003

By:   /s/ Thomas E. Mark
      ----------------------------------------
        Thomas E. Mark
        President and Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Steven J. Quinlan, Vice President-Finance, Chief Financial Officer and Treasurer of Detrex Corporation, certify that:

1.        I have reviewed this annual report on Form 10-K of Detrex Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 28, 2003

By:   /s/ Steven J. Quinlan
      -----------------------------------------------
        Steven J. Quinlan
        Vice President -- Finance, Chief Financial Officer, and Treasurer

                                 EXHIBIT INDEX


Exhibit  Description

3(i)     Articles of Incorporation, as amended, are hereby                             --
         incorporated by reference to Commission file #0-784,
         Annual Report on Form 10-K for the year ended
         December 31, 1987, as Exhibit 3(a)

3(ii)    Bylaws, as amended and restated as of                                         --
         April 26, 2001 are hereby incorporated by reference to
         Commission file #0-784, Annual Report on Form 10-K for
         The year ended December 31, 2001, as Exhibit 3(a)


4(a)     Amended and Restated Rights Agreement dated as of                             --
         April 27, 2000, between the Company and State Street
         Bank and Trust Company is hereby incorporated by
         Reference to Commission file # 0-784 8-K Report
         dated April 27, 2000, as Exhibit 4

4(b)     Amendment to Amended and Restated Rights Agreement,                           --
         dated as of December 13, 2001, by and among the Company
         State Street Bank and Trust Company, and EquiServe Trust
         Company, N.A.is hereby incorporated by reference to Commission
         File #0-784, Annual Report on Form 10-K for the year ended
         December 31, 2001 as Exhibit

         Executive Compensation Plans and Arrangements

10(a)    1993 Stock Option Plan is hereby incorporated by reference to                 --
         Commission file # 0-784 1993 Proxy Statement dated March 26,
         1993, as Exhibit 10(a)

10(b)    1993 Stock Option Plan for outside directors is hereby                        --
         incorporated by reference to Commission file #0-784 1993
         Proxy Statement dated March 2, 1993, as Exhibit 10(b)

10(c)    Employment Agreement - Robert M. Currie, is hereby                            --
         incorporated by reference to Commission file #0-784
         Annual Report on Form 10-K for the year ended December 31,
         1994, as Exhibit 10(g)





10(d)    Employment Agreement - William C. King, is hereby                             --
         incorporated by reference to Commission file #0-784
         Annual Report on Form 10-K for the year ended December 31,
         1995, as Exhibit 10(j)

10(e)    Employment Agreement - Thomas E. Mark, is hereby                              --
         incorporated by reference to Commission file #0-784
         Annual Report on Form 10-K for the year ended December 31,
         1995, as Exhibit 10(k)
                                                                                       --


         Other Material Contracts

10(f)    Credit Agreement with Comerica Bank dated as of                               --
         June 13, 1996, (the "Credit Agreement"), is hereby
         incorporated by reference to Commission file #0-784
         Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1996, as Exhibit 10(p)

10(g)    First Amendment to Credit Agreement, dated                                    --
         December 5, 1996, is hereby incorporated by reference to
         Commission file #0-784 Annual Report on Form 10-K for
         the year ended December 31, 1996 as Exhibit 10(o)

10(h)    Second Amendment to the Credit Agreement, dated as of                         --
         March 31, 1997 is hereby incorporated by
         reference to Commission file #0-784 Quarterly Report on Form
         10-Q for the quarter ended March 31, 1997, as Exhibit 10(q)

10(i)    Third Amendment to the Credit Agreement, dated                                --
         April 22, 1998 is hereby incorporated by reference to
         Commission file #0-784 Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1998 as Exhibit 10(o)



10(j)    Fourth Amendment to the Credit Agreement, dated                                --
         March 15, 1999 is hereby incorporated by reference to
         Commission file #0-784 Annual Report on Form 10-K for the
         year ended December 31, 1998 as Exhibit 10(m)

10(k)    Fifth Amendment to the Credit Agreement, dated May 20, 1999                    --
         is hereby incorporated by reference to Commission file #0-784
         Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999 as Exhibit 10(n)

10(l)    Sixth Amendment to the Credit Agreement, dated                                 --
         February 29, 2000 is hereby incorporated by reference to
         Commission file # 0-784 Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10(o)

10(m)    Seventh Amendment to the Credit Agreement, dated                               --
         September 29, 2000 is hereby incorporated by reference to
         Commission file # 0-784 Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 as Exhibit 10(p)

10(n) Amended and Restated Credit Agreement, dated as of April 25, 2001, by and between the Company and Comerica Bank, is hereby incorporated by reference to Commission file # 0-784 Quarterly
         Report on Form 10-Q for the quarter ended March 31, 2001 as Exhibit 10

10(o)    First Amendment to Credit Agreement, dated as of November 2,
         2001, by and between the Company and Comerica Bank, is hereby incorporated by reference to Commission file # 0-784 Quarterly
         Report on Form 10-Q for the quarter ended September 30, 2001 as Exhibit 10(p)

10(p)    Second Amendment to Credit Agreement, dated as of February 28,
         2002, by and between the Company and Comerica Bank is hereby incorporated by reference to Commission file #0-784 Annual
         Report on Form 10-K for the year ended December 31, 2001 as
         Exhibit 10(p)

10(q)    Third Amendment to Credit Agreement, dated as of December 2, 2002,          Attached as
         by and between the Company and Comerica Bank                                 an Exhibit


10(r)    Asset Purchase and Sale Agreement dated as of September                        --
         1, 2000, by and among Seibert-Oxidermo, Inc., the Company
         and Red Spot Paint and Varnish Co., is hereby incorporated by reference to Commission file # 0-784 8-K Report dated
         October 16, 2000, as Exhibit 99

13       Annual Report to Shareholders for the year ended December 31, 2002          Attached as
                                                                                      an Exhibit

21       Subsidiaries of the Registrant                                              Attached as
                                                                                      an Exhibit

23       Consent of Auditors                                                         Attached as
                                                                                      an Exhibit

99       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002     Attached as
                                                                                      an Exhibit


(b)      There were no reports on Form 8-K filed during the fourth quarter.