Form 10-Q
period 2003-03-31
DETREX CORPORATION
filed 2003-05-15
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003   Commission file number    0-784
                               --------------                         ---------


                               DETREX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Michigan                                        38-0480840
------------------------------------------               -----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification No.)

 24901 Northwestern Hwy., Ste. 500, Southfield,  MI               48075
--------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            (248) 358-5800
                                                           ---------------------

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

                                                     YES    X        NO
                                                         --------       --------

As of May 15, 2003 1,583,414 shares of the registrant's stock were outstanding.
      ------------

DETREX CORPORATION

                                      INDEX

PART I                              FINANCIAL INFORMATION                                PAGE
------                              ---------------------                                ----
                           Item 1   Condensed Consolidated Balance Sheets-(Unaudited)
                                    March 31, 2003 and (Audited) December 31, 2002          3

                                    Condensed Consolidated Unaudited Statements
                                    of Operations For the Three Months
                                    Ended March 31, 2003 and 2002                           4

                                    Consolidated Unaudited Statements of Cash Flows-
                                    Three Months Ended March 31, 2003 and 2002              5

                                    Notes to Condensed Consolidated Unaudited
                                    Financial Statements                                    6-9

                           Item 2   Management's Discussion and Analysis of
                                    Interim Financial Information                           10-15


                           Item 4   Controls and Procedures                                 15

PART II                             OTHER INFORMATION
-------                             -----------------
                           Item 6   Exhibits and Reports on Form 8-K                        15


SIGNATURES                                                                                  16

DETREX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     UNAUDITED           AUDITED
                                                                   March 31, 2003   December 31, 2002
                                                                   --------------   -----------------
ASSETS
Current Assets:
Cash and cash equivalents                                          $      166,965      $      303,128
Accounts receivable (net of allowance for uncollectible accounts
      of $453,549 in 2003 and $501,057 in 2002)                         6,927,706           7,266,365
Note Receivable                                                                --             164,856
Inventories:
           Raw materials                                                3,049,906           2,347,383
           Finished goods                                               5,337,236           4,483,671
                                                                   --------------      --------------
                              Total Inventories                         8,387,142           6,831,054
Prepaid expenses and other                                                443,605             511,998
Deferred income taxes                                                   1,453,589           1,474,589
                                                                   --------------      --------------
                              Total Current Assets                     17,379,007          16,551,990

Land, buildings, and equipment-net                                     16,363,953          17,416,630
Property held for sale                                                  2,818,818           2,921,837
Prepaid pensions                                                        1,594,214           1,684,214
Deferred income taxes                                                   6,936,017           6,929,201
Other assets                                                            1,113,764             393,820
                                                                   --------------      --------------
                                                                   $   46,205,773      $   45,897,692
                                                                   ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Loans payable                                                           7,452,505      $    7,040,945
Current portion of long-term debt                                         800,000             600,000
Current maturities of capital leases                                        1,335              20,111
Accounts payable                                                        4,874,405           4,572,710
Environmental reserve                                                     990,000           1,290,000
Accrued compensation                                                      470,779             445,658
Other accruals                                                          2,840,610           2,566,339
                                                                   --------------      --------------
                               Total Current Liabilities               17,429,634          16,535,763

Long term portion of capital lease obligations                              2,251               2,062
Long-term debt                                                          1,900,000           1,800,000
Accrued postretirement benefits                                         3,604,954           3,554,953
Environmental reserve                                                   5,277,707           6,290,898
Accrued pension and other                                               9,394,406           9,156,905
Minority interest                                                       2,758,930           2,706,039

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         outstanding 1,583,414 shares                                   3,166,828           3,166,828
Additional paid-in capital                                                 22,020              22,020
Accumulated other comprehensive income                                 (5,623,085)         (5,623,085)
Retained earnings                                                       8,272,128           8,285,309
                                                                   --------------      --------------
                              Total Stockholders' Equity                5,837,891           5,851,072
                                                                   --------------      --------------
                                                                   $   46,205,773      $   45,897,692
                                                                   ==============      ==============

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS

                                                                    Three Months Ended
                                                                        March 31,
                                                                        ---------
                                                                   2003            2002
                                                                   ----            ----
Net sales                                                      $ 14,988,750    $ 14,669,779


Cost of sales                                                    11,435,851      11,058,599
Selling, general and administrative expenses                      2,704,867       2,512,017
Provision for depreciation and amortization                         779,382         766,906
Net loss from property transactions                                      --           2,848
Royalty income                                                           --        (168,865)
Other income and deductions                                              70             967
Minority interest                                                    52,891          33,635
Interest expense                                                    155,379         159,139
                                                               ------------    ------------

(Loss) Income from continuing operations before income taxes       (139,690)        304,533

(Credit) Provision for income taxes                                 (24,099)        121,857
                                                               ------------    ------------

Net (Loss) Income from continuing operations                       (115,591)        182,676

Discontinued Operations:
Gain on sale of property, net of tax                                291,170
Provision for holding costs of PCT properties                      (188,760)             --
                                                               ------------    ------------
                                                                                         --
                                                                               ------------
Net (Loss) Income                                              $    (13,181)   $    182,676
                                                               ============    ============

Basic and diluted (loss) earnings per share:
       From continuing operations                              $       (.07)   $        .12
       From discontinued operations                                     .06              --
                                                               ------------    ------------
Net income                                                     $       (.01)   $        .12
                                                               ============    ============

Weighted average shares outstanding:
       Basic                                                      1,583,414       1,583,414
       Effects of dilutive stock options                                 --             228
                                                               ------------    ------------
       Diluted                                                    1,583,414       1,583,642
                                                               ============    ============

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                                       ---------
                                                                                                  2003          2002
                                                                                                  -----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                                               (13,181)      182,676
          Adjustments to reconcile net income to net cash provided by (used
          in) operating activities:
                    (Gain) Loss from discontinued operations                                      (102,410)           --
                    Depreciation and amortization                                                  779,382       766,906
                    Loss on sale of fixed assets                                                        --         2,848
                    Deferred income taxes                                                          (57,161)       82,767
                    Minority interest                                                               52,891        33,636
          Changes to operating assets and liabilities that provided (used) cash:
                    Accounts receivable                                                            311,703    (1,431,496)
                    Inventories                                                                 (1,556,088)      (99,687)
                    Prepaid expenses and other                                                     158,392       131,623
                    Other assets                                                                    (6,991)       18,803
                    Accounts payable                                                               325,842      (548,422)
                    Environmental reserve                                                          (66,325)     (123,872)
                    Accrued compensation                                                            25,121       (52,454)
                    Other accruals                                                                 461,444       560,539
                    Postretirement benefits                                                         50,001        75,000
                                                                                               -----------   -----------
                              Total adjustments                                                    375,801      (583,809)
                                                                                               -----------   -----------
                              Net cash provided by (used in) continuing operating activities       362,620      (401,133)

                              Net cash (used in) discontinued operating activities                (296,538)     (462,385)
                                                                                               -----------   -----------
                              Net cash provided by (used in) operating activities                   66,082      (863,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                                    (442,699)     (564,973)
                                                                                               -----------   -----------
                               Net cash (used in) continuing investing activities                 (442,699)     (564,973)
                               Net cash provided by discontinued investing activities              747,481     1,204,111
                                                                                               -----------   -----------
                               Net cash provided by investing activities                           304,782       639,138

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net borrowings under revolving credit facility                                           411,560       776,669
          Principal payments under capital lease obligations                                       (18,587)      (30,961)
          Repayment of long-term debt                                                             (900,000)     (500,000)
                                                                                               -----------   -----------
                               Net cash (used in) provided by financing activities                (507,027)      245,708
                                                                                               -----------   -----------
Net (decrease) increase in cash and cash equivalents                                              (136,163)       21,328
Cash and cash equivalents at beginning of period                                                   303,128       111,919
                                                                                               -----------   -----------
Cash and cash equivalents at end of period                                                     $   166,965   $   133,247
                                                                                               ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                    Interest                                                                   $   141,411   $   176,518
                    Income taxes                                                               $    17,250   $    23,848
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Capital lease terminations                                                            $       -0-   $    17,715
         Conversion of environmental reserves to debt                                          $ 1,200,000   $       -0-


       SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION


NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the periods presented. Certain amounts for 2002, including the presentation of the Company's former paint subsidiary and Parts Cleaning Technologies ("PCT") segments (See Notes 2 & 4) as discontinued operations, have been reclassified to conform with 2003 classifications. The information furnished for the three months may not be indicative of results to be expected for the full year.

2. Effective September 30, 2000, the Company completed the sale of the assets, excluding real estate, of its paint subsidiary to Red Spot Paint & Varnish Co. The real property related to this discontinued segment is currently held for sale.

3. Under the terms of a two year Royalty Agreement between Detrex and Red Spot, Red Spot paid Detrex royalties of $1,091,590 in February, 2003 relating to incremental sales of certain products in 2002. For the first quarter of 2002, the Company had recorded $168,865 in royalty income. The Royalty Agreement expired at the end of 2002.

4. In 2001, the Company announced that it was exiting its Parts Cleaning Technologies segment ("PCT") and in accordance with APB Opinion 30, treated this segment as a discontinued operation for all periods presented. In 2001, the Company recorded a pre-tax charge to income of $6.7 million to account for the exit. This charge included an addition of $3.7 million to the environmental reserves to remediate owned and leased properties, $1.7 million to write down certain assets to their estimated net realizable value, and $1.3 million in net estimated future operating losses and exit costs. The exit cost and environmental remediation estimates were based on the best available information at December 31, 2001. The estimates may be significantly impacted by the salability of real estate and other factors. During 2002, exit costs charged against the $1.3 million reserve, netted against proceeds from the sale of the business, totaled approximately $948,000. Based upon a review of a number of factors, such as revised assumptions regarding the pace and duration of the remediation process, and liquidity constraints of the Company which will slow down the overall exit, the Company recorded a pre-tax charge of $347,000 in 2002 to discontinued operations, to increase the exit reserve to a total of approximately $700,000 to provide for additional exit costs.

         At December 31, 2002, previously accrued holding costs of $96,000 were reversed for certain PCT properties that were considered held and used under the transition provisions of the newly adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets""("FAS 144"). During the first quarter of 2003, after further evaluation, it was determined that the application of the provisions of FAS 144 did not apply in this case to operations and assets properly recorded as discontinued operations under APB 30 prior to the adoption of FAS 144 and it was concluded that since the properties were assets of the discontinued segment, the holding costs associated with the properties should be accrued pursuant to the provisions of APB 30. Accordingly, in the 2003 first quarter, the Company recorded a pre-tax charge of $286,000 ($188,760 after-tax) in discontinued operations to record its current estimate of the costs to hold the properties through the completion of any required environmental remediation. Additionally, the net book value of the properties totaling approximately $700,000 was reclassified to other non-current assets.

         Significant activity took place in 2002 to effect the exit of the PCT segment. On January 17, 2002 the Company consummated the sale of the Equipment Division (a business within the PCT segment) to Farr Manufacturing, which is located in Parkersburg, West Virginia. Under the terms of the transaction, the Company received $1.2 million in January 2002 and expected to receive additional monies from Farr in 2002, after final sales price adjustments. During 2002, a dispute arose between Farr and the Company regarding final sales price adjustments. The two parties were unable to resolve the dispute, and the Company has filed a lawsuit to collect the remaining amount owed under the contract. The Company expects to prevail in this matter; however, in the event the Company loses, management does not believe that there will be a material adverse effect on the overall financial position of the Company or the consolidated statement of operations.

DETREX CORPORATION

         Effective June 1, 2002 the Company sold certain assets, including inventories, of its solvent distribution and waste business ("Solvents Division") to the former president of that division, for a total of $845,000. The Company received $300,000 at closing, and a promissory note for the remainder; approximately $380,000 was collected on the note in the second half of 2002, leaving a balance of $165,000 at December 31, 2002. This amount was received in the first quarter of 2003.

         In November, 2002 the Company entered into an agreement to sell property located in California, formerly a Solvents Division warehouse and office, for a total of $625,000. At December 31, 2002 the property was classified as property held for sale, since this transaction did not close until January 2003. After realtor commissions and other transaction costs, the Company received net proceeds of $583,000, and recorded an after-tax gain of $291,170 through discontinued operations in the first quarter of 2003.

5. The Company maintains a reserve for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon. At one such site, the Company has been a potentially responsible party for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Fields Brook clean up was completed in the fourth quarter of 2002. During the final stages of the project, unanticipated additional contamination was discovered, making it necessary to perform additional remediation, which drove costs significantly over previous estimates. The Company's share of the increased costs totaled $860,000. Primarily as a result of this occurrence, and the reevaluation of other amounts within the environmental reserve, a pre-tax charge of $725,000 was recorded in 2002, and the reserve was increased by a like amount. In addition, the company added $250,000 to its environmental reserves in 2002 to cover the cost of operating and maintaining extraction test wells for source control installed on its Ashtabula, Ohio property to accomplish remediation of the site. These test wells will operate for approximately the next two years, at which time their performance will be evaluated for effectiveness. At that time it may be necessary to add provisions to the reserve for installation of additional extraction wells and for operation and maintenance of those wells in the future. The Company has not accrued for these costs because, at this time, it is not probable that they will be incurred.

The Company performs regular reviews of its reserves for environmental matters. The amounts of the reserves at March 31, 2003 and December 31, 2002 were $6.3 million and $7.6 million, respectively. The Company had environmental expenditures of approximately $1.9 million in 2002. The Company increased the reserve by approximately $5.7 million at year end 2001. This action was taken to provide for $3.7 million in estimated costs associated with the eventual closure of the sites operated by the PCT segment, including site investigation, engineering studies, remediation, and, in general, compliance with regulatory closure requirements, and $2.0 million in costs primarily for the Fields Brook superfund project and associated sites, including capital costs associated with Ashtabula source control test wells. A portion of the increase to the reserve was anticipated to cover the completion of remediation and a risk transfer to third parties of ongoing liabilities associate with Fields Brook, allowing the Company to exit from the site. With respect to ongoing operation and maintenance responsibility for the Fields Brook site, in 2002 it became unlikely the Company would be successful in transferring its liability to third parties, and will fund its share of the operation and maintenance costs on an ongoing basis.

The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts. In addition to the above, there are several other claims and lawsuits pending against the Company and its subsidiaries. One of those lawsuits involved the division of costs between several potentially responsible companies for reimbursement to the EPA for costs it incurred to conduct environmental remediation at a drum and barrel recycler, which the Company had utilized in the late 1980's. The potentially responsible companies entered into an Agreement to, among other things, jointly defend the cost claims of the EPA. A dispute arose amongst the potentially responsible companies over the Agreement which resulted in the filing of a lawsuit. The matter went to trial before a jury in June of 1999 and a judgment was entered against the Company in the amount of approximately $750,000, plus interest and attorney fees. The Company took an appeal to the

DETREX CORPORATION

Michigan Court of Appeals, which affirmed the decision of the lower court. In the first quarter of 2003, the Company signed an agreement to pay the obligation, which totals $1.2 million including attorney fees and accumulated interest, in four annual installments of $300,000. The first installment was paid in February 2003, and the next installment is scheduled to be paid in January, 2004. The remaining obligation of $900,000, which accrues interest at 1% over the prime rate, was reclassified from environmental reserves to debt at March 31, 2003; $300,000 is classified as current, $600,000 as non-current.

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

6. The Company has two operating segments that meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":

         o Harvel Plastics -- manufacturer of high quality PVC and CPVC pipe and custom extrusions

         o Elco Corporation -- manufacturer of high performance specialty chemicals including lubricant additives, fine chemicals, and hydrochloric acid

See Note 4 regarding the Parts Cleaning Technologies exit.

Data for the three months ended March 31, 2003 and 2002 is as follows:

                                                                  Three Months Ended March 31,
                                                                 -------------------------------
                                                                    2003                2002
                                                                    ----                ----
Net sales:
   Harvel Plastics                                               $10,280,394         $ 9,462,726
   Elco Corporation                                                4,708,356           5,194,552
   Other (includes intercompany eliminations)                             --              12,501
                                                                 -----------         -----------
      Total                                                      $14,988,750         $14,669,779
                                                                 ===========         ===========

Earnings before income taxes:
   Harvel Plastics                                               $   580,125         $   365,436
   Elco Corporation                                                  390,738             671,171
   Other                                                                  --              12,500
                                                                 -----------         -----------
      Sub-total                                                      970,863           1,049,107

   Royalty Income                                                         --             168,865
   Corporate administrative and other expense                       (955,174)           (754,300)
   Corporate interest expense                                       (155,379)           (159,139)
                                                                 -----------           ---------
      Total (loss) income from continuing operations
        before income taxes                                      $  (139,690)        $   304,533
                                                                 ===========         ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Detrex Corporation and its consolidated subsidiaries ("the Company") incurred a net loss from continuing operations of $115,591 in the first quarter of 2003, compared to net income from continuing operations of $182,676 for the same period a year ago. Net sales for the first quarter of 2003 were $15.0 million compared to $14.7 million in the same period in 2002. Results for the first quarter of 2002 were significantly enhanced by $168,865 in royalty income during that period (See Note 3). The royalty agreement, which related to a business sold by the Company in 2000, expired at the end of 2002; no further royalties will be earned thereunder in 2003.

Detrex Corporation and its consolidated subsidiaries ("the Company") incurred a net loss from continuing operations of $115,591 in the first quarter of 2003, compared to net income from continuing operations of $182,676 for the same period a year ago. Net sales for the first quarter of 2003 were $15.0 million compared to $14.7 million in the same period in 2002. Results for the first quarter of 2002 were significantly enhanced by $168,865 in royalty income during that period (See Note 3). The royalty agreement, which related to a business sold by the Company in 2000, expired at the end of 2002; no further royalties will be earned thereunder in 2003.

At December 31, 2002, after advice from, and in consultation with, its independent auditors, the Company reversed previously accrued holding costs of $96,000 for certain PCT properties that were considered held and used under newly adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). During the first quarter of 2003, after further evaluation, it was determined that the application of the provisions of FAS 144 did not apply in this case to operations and assets properly recorded as discontinued operations under APB 30 prior to the adoption of FAS 144 and it was concluded that since the properties were assets of the discontinued segment, the holding costs associated with the properties should be accrued pursuant to the provisions of APB 30. Accordingly, in the 2003 first quarter, the Company recorded a pre-tax charge of $286,000 ($188,760 after-tax) in discontinued operations to record its current estimate of the costs to hold the properties through the completion of any required environmental remediation. Additionally, the net book value of the properties totaling approximately $700,000 was reclassified to other non-current assets. Also in the first quarter of 2003, the Company sold property located in California, formerly a Solvent division warehouse and office (See Note 4), and recognized a net after-tax gain of $291,170 in discontinued operations. The overall net loss for the Company in the first quarter of 2003 was $13,181, compared to net income of $182,676 in the first quarter of 2002.

Summarized below is selected operating data from continuing operations for the current fiscal period and the comparable data for the same period last year (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                       2003               2002
                                                       ----               ----
                                                    $          %        $        %
                                                   ---        ---      ---      ---
Sales                                             14,989     100.0    14,670    100.0
Gross margin                                       3,553      23.7     3,611     24.6
Selling, general and administrative expenses       2,704      18.0     2,512     17.1
Depreciation and amortization                        779       5.2       767      5.2
(Loss) Income from continuing operations
 before income taxes                                (140)     (0.9)      305      2.1

Sales for the first quarter of 2003 increased by approximately $319,000 compared to the same period in 2002, due to a sales increase of $800,000 for Harvel Plastics, Inc. ("Harvel") achieved despite continued recessionary conditions in its industrial and commercial construction markets. This increase was offset somewhat by a $500,000 revenue decline at The Elco Corporation ("Elco") for the same comparative period, due primarily to decreased hydrochloric acid sales to semiconductor markets.

The gross margin of the Company decreased by approximately $58,000 in the first quarter of 2003 compared to the same period a year ago, despite the increase in revenue, as gross margin deterioration at Elco more than offset improved margins at Harvel. Margins as a percentage of sales decreased from 24.6% in the first quarter of 2002 to 23.7% in the first quarter of 2003, as the result of lower volume, an adverse shift in product mix and increased raw material costs at Elco, while increases in volume and improved product mix at Harvel increased its margin percentage.

Selling and administrative expenses increased by approximately $192,000 in the first quarter of 2003 compared to the first quarter in 2002, as cost containment actions taken across the Company were offset by increases in pension expenses of $327,000. Of this pension expense, $240,000 was recognized at the corporate level. In the first quarter of 2002, no pension expense was recognized.

The provision for depreciation and amortization is approximately the same in the first quarter of 2003 compared to the same period in 2002.

DETREX CORPORATION


Interest expense decreased slightly in the first quarter of 2003 compared to the same quarter a year ago due to lower interest rates on the revolving credit facility, which is based on the prime rate, and a $600,000 principal payment of the Industrial Development bonds in January 2003.

The credit for income taxes was approximately 17% of the pre-tax loss from continuing operations in 2003, comprised of state and local tax expense at the profitable operating units, offset by federal tax credit at the statutory rate of 34%, on the overall pre-tax loss from continuing operations. In the first quarter of 2002, the provision for income taxes was approximately 40%, comprised of 6% for state and local income tax expense and the statutory 34% federal rate.

Results of Operations -- Segment Discussion

Harvel's sales increased in the first quarter of 2003 by $.8 million, or 8.6%, compared to the same period in 2002. Conditions in the first quarter of 2003 remained similar to the latter half of 2002; excess capacity conditions coupled with weak demand in Harvel's markets have resulted in a continued difficult operating environment. Gross margins improved to 15.7% of sales in the first quarter of 2003, compared to 14.3% in the same quarter in 2002, due primarily to favorable product mix. Resin prices have increased in the first quarter; further increases have been announced in the early stages of the second quarter. Until the overall economic conditions improve in Harvel's industrial and commercial markets, margins will most likely remain under pressure. Selling, general and administrative expenses increased by $65,000 when compared to the same quarter a year ago, almost entirely due to increases in pension expense.

Elco's sales declined by approximately $486,000 in the first quarter of 2003, compared to the same quarter in 2002, almost all of which is due to decreased hydrochloric acid sales. A large portion of this product line is supplied primarily to semiconductor chip manufacturers, where current demand for wet chemicals is weak. Additive sales were approximately the same in the first quarter of 2003 compared to the same period in the prior year. This decrease was the result of a 10% decline in domestic additive sales, as the U.S. economy remains mired in a recessionary environment, exacerbated by the uncertainties due to the war with Iraq; this decrease was almost entirely offset by a significant increase in export additive sales. Margins decreased to 26.0% in the quarter, compared to 30.4% in the same period in 2002, primarily due to a shift in product mix towards lower margin lubricant additives and a significant decline in sales in the hydrochloric acid product line. Selling, general and administrative expenses decreased by $74,000 in the first quarter of 2003 compared to the same period in 2002 primarily due to tight control over discretionary expenditures and a reduction in legal fees, offset somewhat by increased pension expense.

Liquidity, Financial Condition, and Capital Resources

The Company utilized internally generated funds, the receipt of $1.1 million in royalty payments, $583,000 from the sale of the Los Angeles PCT property (see
Note 4) and increased borrowings of $412,000 under its revolving credit facility to finance its overall operations, $900,000 debt principal payments and approximately $443,000 in capital expenditures in the first quarter of 2003. Inventory balances increased by $1.5 million during the first quarter of 2003, as both Harvel and Elco replenished stocks which were driven lower than normal due to sales levels at year-end 2002 which were higher than anticipated; additionally, Harvel took advantage of favorable pricing and payment terms from one of its resin suppliers to purchase higher levels of inventory. The decline of $339,000 in accounts receivable during the first quarter of 2003 was due to the payment of the $1.1 million Red Spot royalty referred to in Note 3, offset in part by increases at Harvel of approximately $640,000 due to higher sales levels, and an increase of $140,000 at Elco. Accounts payable increased by $302,000, primarily as the result of an increase of $1.2 million at Harvel, due to a spot inventory purchase; offsetting this increase were payments of nearly $700,000 for environmental liabilities which were included in accounts payable at December 31, 2002. Working capital was $181,000 at March 31, 2003 compared to $16,000 at December 31, 2002.

DETREX CORPORATION

The obligation of $1.2 million resulting from the settlement of litigation related to environmental remediation at a drum and barrel recycler which the Company had formerly utilized (See Note 5) was reclassified from environmental reserves to debt in the first quarter of 2003. Debt payments of $900,000 were made during the quarter due to the scheduled $600,000 principal payment on the Industrial Development Bonds in January, 2003, and the initial $300,000 installment on the note related to the aforementioned remediation litigation settlement, paid in February 2003. The remaining obligation of $900,000 was classified as follows: $300,000 current and $600,000 non-current.

The Company performs regular reviews of its reserves for environmental matters. The amounts of the reserves at December 31, 2002 were $7.6 million. After reclassifying the remediation litigation settlement note to long term debt, and spending approximately $100,000 for environmental matters in the first quarter of 2003, the environmental reserves totaled $6.3 million at March 31, 2003. In 2003, after the reclassification referred to above, the Company expects to spend approximately $1.0 million for environmental matters and anticipates spending between $1-2 million for these matters in each of the next three to four years.

The Company was not in compliance with the net worth covenant of its Credit Agreement ("the Agreement") with Comerica Bank ("Comerica") at December 31, 2002 because of reductions to shareholders' equity resulting from the recognition of additional minimum pension liability, due to increases in the underfunded position of the Company's pension plans. Comerica granted a waiver of the default at December 31, 2002. The Company was again in default of this covenant at March 31, 2003, and was also in default of its cash coverage covenants. Comerica again granted waivers of the defaults at March 31,2003. An amendment to the Agreement was signed, effective March 31, 2003 extending the date of the Agreement to May 1, 2004, and adjusting both the net worth and the cash coverage covenants effective with the second quarter of 2003.

Outlook

The difficult economic conditions the Company experienced in 2001 and 2002 have continued through the first quarter of 2003. Moderate growth assumptions for both Elco and Harvel in 2003, continued cost control and reductions in corporate overhead are projected to result in a modest operational improvement. However, rising insurance and health care costs, and pension expense estimated at $1.3 million are anticipated to offset any operational improvements the Company is making.

The management of the Company believes that cash generated by the operating business units and increased borrowings, in combination with cash proceeds from sales of excess properties, will be sufficient to fund the environmental requirements as well as provide for capital expenditures, pension funding and other operating needs. However, economic uncertainties due to the continued weakness in the domestic economy, and geopolitical issues around the world may have an impact on the Company's ability to achieve its operating plans. The Company cannot predict what the ultimate outcome of these uncertainties will be. The Company will be closely monitoring its cash situation, and will adjust its projected outlays on capital projects, and to the extent possible, environmental issues, as the situation demands.

Risks and Uncertainties

The Company has utilized the best available information to estimate its liability with respect to environmental issues. Cost estimates are reviewed periodically to assess changed conditions, and adjustments to recorded amounts are made if the changed conditions have a significant effect on cost estimates.

The Company recorded a $5.7 million charge to its environmental reserves in 2001. Of this amount, $3.7 million was recorded as part of the PCT exit costs for estimated closure costs and remediation of certain properties, and $2.0 million related to continuing operations. An additional charge of $975,000 was recorded in 2002 for Fieldsbrook, operation of the Ashtabula control test wells, and other matters. These estimates were based on input from internal company sources and third party reviews of estimated costs for characterization, closure, remediation, and monitoring for each of the sites, and are believed to be sufficient. However, such estimates for remediation, as well as other environmental factors, could change significantly in future periods to reflect new laws, regulations or regulatory approaches, advances in remediation technologies, changes in remediation approaches, additional sites requiring remediation, or the discovery of additional contamination. It is not possible to determine whether additional loss, due to such changed circumstances, will occur or to reasonably estimate the amount or range of any potential additional loss.

DETREX CORPORATION

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The management of the Company has evaluated the accounting policies used in the preparation of the accompanying financial statements and related notes and believes those policies to be reasonable and appropriate. In applying accounting principles in accordance with generally accepted accounting standards, we are required to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the management of the Company must make estimates, which require the exercise of judgment. Actual results could differ from these estimates, and any such differences may be material to the financial statements.

We consider an accounting estimate to be critical if: 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

The management of the Company has discussed the development and selection of the following critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Environmental Reserves

The Company determines the cost of environmental remediation of its facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technology. Management meets regularly to review its environmental matters, and makes use of both internal and third party data to provide a basis for the estimates recorded in the financial statements. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had a total of $7.6 million accrued for environmental obligations at December 31, 2002 and $6.3 million accrued for these obligations at March 31, 2003. This is the Company's best estimate of the costs with respect to environmental matters. Based on present knowledge, management does not believe material changes are reasonably possible in the near term (18-24 months). However, it must be pointed out that the Company has added approximately $3 million to the environmental reserves for unanticipated costs in the past two years. For further discussion, see Note 5 to the Consolidated Financial Statements and the Liquidity section of the Management's Discussion and Analysis of Financial Condition.

Deferred Tax Assets

The Company currently has significant net deferred tax assets resulting from net operating losses and other deductible temporary differences, which are available to reduce taxable income in future periods. The Company recorded a valuation allowance of $500,000 in the fourth quarter of 2002, charged directly to the provision for income taxes. The valuation allowance was calculated in accordance with the provisions of FAS 109, "Accounting for Income Taxes", which places heavier emphasis on a company's cumulative operating results for the current and preceding years, and less emphasis on projected results. Although management believes that our results for this

DETREX CORPORATION

year and the previous year were heavily affected by a deliberate and planned PCT exit strategy, the cumulative losses in those periods represented negative evidence sufficient to require a valuation allowance under the provisions of FAS
109. The amount of the deferred tax assets determined to be realizable was calculated based on the tax effect of future taxable earnings approximating average historical performance and, to a lesser extent, a forecasted component. The range for the net unrealizable deferred tax asset value was estimated to be $0 to $2.3 million under different uncertainty assumptions. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or in future income. If the Company determines that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to income in the period such determination was made.

Pensions and Other Postretirement Benefits (Retiree Medical Care)

The amounts recognized in the financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions which include the following: expected return on plan assets, discount rates at which the liabilities could be settled, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually. In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, will affect expense recognized and obligations recorded in future periods.

The expected long term rate of return on assets is developed with input from the Company's actuarial firm. The Company's historical experience with the pension fund asset performance and comparisons to expected returns of other companies is also considered. The long term rate of return assumption used for determining net periodic pension expense for 2001 and 2002 was 8.5%. Future pension expense will depend on investment performance, changes in discount rates and other factors related to the demographics of the participants in the Company's pension plans.

The Company bases the determination of pension expense or income on a market related valuation of plan assets, which reduces year-to-year volatility. This market related valuation recognizes investment gains or losses over a five year period from the year in which they occur. Investment gains or losses represent the difference between the expected return calculated using the market related value of plan assets, and the actual return based on the market value of plan assets. Since the market related value of plan assets recognizes gains or losses over a five year period, the future value of plan assets will be affected when previously deferred gains or losses are recognized. These gains or losses will affect future pension income when they are recognized.

The discount rate used for determining future pension obligations of the pension plans is based on rates at year end on long term corporate bonds receiving ratings of AA or better by a recognized rating agency. These rates changed by approximately 50 basis points year-over-year, resulting in the change in discount rate from 7.25% at December 31, 2001, to 6.75% at December 31, 2002.

The Company left its assumption for the long term rate of increases in future compensation levels unchanged at 4 percent.

Health care cost trend assumptions underlying the Company's retiree health care are developed based on historical cost data, actual recent experience, the near-term outlook, and an assessment of likely long term trends.

Mortality rates are based primarily on nationally accepted mortality tables.

DETREX CORPORATION

Preliminary estimates by the Company's actuary indicate pension expense of $1.3 million in 2003. The Company has recorded approximately $327,000 in pension expense in the first quarter of 2003. An actuarial study will be performed in the second quarter of 2003 to determine the total pension expense to be recognized for 2003; at that time, the Company will adjust the amount of expense recognized on a prospective basis. The Company estimates that its minimum cash funding requirements for the pension plans in 2003 will be approximately $300,000.

Forward Looking Statements

This report contains statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward looking statements. Additional oral or written forward-looking statements may be made by or on behalf of the Company from time to time and such statements may be included in documents other than this report. Such forward-looking statements involve a number of known and unknown risks and uncertainties. While these statements represent the company's current judgment with respect to its business, readers of this report are cautioned that forward-looking statements are not guarantees of future performance and that such risks and uncertainties could cause actual results, performance and achievements, or industry results, to differ materially from those suggested herein. The Company undertakes no obligation to release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements in this report and elsewhere may include, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions and adequacy of resources. All forward-looking statements in this quarterly report and elsewhere are intended to be made pursuant to the safe harbor provisions of the 1995 Reform Act. Factors that could cause results to differ materially from those projected in the forward-looking statements include: geopolitical unrest, market conditions, cooperation of lenders, environmental remediation costs, liquidation value of assets, costs to exit leased facilities, cost and availability of environmental liability insurance, marketability of real estate, availability of buyers, execution of orders in backlog, retention of key personnel and other factors.


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

                           PART II - OTHER INFORMATION

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 10(a) -- 4th Amendment to Credit Agreement, dated as of March 31,
       2003

       Exhibit 99(a) -- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       Exhibit 99(b) -- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       Exhibit 99(c) -- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    There were no Reports on Form 8-K filed for the quarter ended March 31,
       2003

DETREX CORPORATION


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DETREX CORPORATION

Date     5/15/03
      -------------                ---------------------------------------------
                                   T. E. Mark
                                   President and Chief Executive Officer



Date     5/15/03
      -------------                ---------------------------------------------
                                   S. J. Quinlan
                                   Vice President-Finance, Chief Financial
                                   Officer and Treasurer

                               10-Q EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION

   10(a)                4th Amendment to Credit Agreement dated as of March 31,
                        2003

EX-99(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   99(b) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   99(c) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002