Form 10-Q
period 2003-06-30
DETREX CORPORATION
filed 2003-08-14
CIK 28372

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2003     Commission file number 0-784
                               ---------------                           -----


                               DETREX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Michigan                                             38-0480840
--------------------------------                        ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 24901 Northwestern Hwy., Ste. 500, Southfield,  MI               48075
--------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           (248) 358-5800
                                                        ------------------------

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

As of August 14, 2003 1,583,414 shares of the registrant's stock were outstanding.

DETREX CORPORATION


                                      INDEX

PART I                     FINANCIAL INFORMATION                                      PAGE
------                     ---------------------                                      ----

             Item 1        Condensed Consolidated Balance Sheets-
                           June 30, 2003 and December 31, 2002                         3

                           Condensed Consolidated Unaudited Statements
                           of Operations For the Three and Six Months
                           Ended June 30, 2003 and 2002                                4

                           Condensed Consolidated Unaudited Statements
                           of Cash Flows- Six Months Ended
                           June 30, 2003 and 2002                                      5

                           Notes to Condensed Consolidated Unaudited
                           Financial Statements                                        6-8

             Item 2        Management's Discussion and Analysis of
                           Interim Financial Information                               8-15


PART II                    OTHER INFORMATION

             Item 4(a)     Submission of Matters to Vote of Security Holders           15

             Item 4(b)     Controls and Procedures                                     16

             Item 6        Exhibits and Reports on Form 8-K                            16


SIGNATURES                                                                             17

DETREX CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           UNAUDITED             AUDITED
                                                                         June 30, 2003      December 31, 2002
                                                                         -------------      -----------------
ASSETS

Current Assets:
Cash and cash equivalents                                                 $     41,664         $    303,128
Accounts receivable (net of allowance for uncollectible accounts
      of  $303,000 in 2003 and $501,000 in 2002)                             6,641,226            7,266,365
Note Receivable                                                                     --              164,856
Inventories:
           Raw materials                                                     2,810,057            2,347,383
           Finished goods                                                    5,809,783            4,483,671
                                                                          ------------         ------------
                              Total  Inventories                             8,619,840            6,831,054
Prepaid expenses and other                                                     343,047              511,998
Deferred income taxes                                                        1,419,502            1,474,589
                                                                          ------------         ------------
                              Total Current Assets                          17,065,279           16,551,990

Land, buildings, and equipment-net                                          15,857,523           17,416,630
Property held for sale                                                       2,818,818            2,921,837
Prepaid pensions                                                             1,430,805            1,684,214
Deferred income taxes                                                        7,008,820            6,929,201
Other assets                                                                 1,150,122              393,820
                                                                          ------------         ------------
                                                                          $ 45,331,367         $ 45,897,692
                                                                          ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable                                                             $  7,141,943         $  7,040,945
Current portion of long-term debt                                              800,000              600,000
Current maturities of capital leases                                             1,335               20,111
Accounts payable                                                             4,856,235            4,572,710
Environmental reserve                                                          990,000            1,290,000
Accrued compensation                                                            70,325              445,658
Other accruals                                                               2,708,607            2,566,339
                                                                          ------------         ------------
                               Total Current Liabilities                    16,568,445           16,535,763

Long term portion of capital lease obligations                                   1,533                2,062
Long-term debt                                                               1,900,000            1,800,000
Accrued postretirement benefits                                              3,654,955            3,554,953
Environmental reserve                                                        5,200,214            6,290,898
Accrued pension and other                                                    9,470,811            9,156,905
Minority interest                                                            2,737,278            2,706,039

Stockholders' Equity:
Common capital stock, $2 par value, authorized 4,000,000 shares,
         outstanding 1,583,414 shares                                        3,166,828            3,166,828
Additional paid-in capital                                                      22,020               22,020
Accumulated  other comprehensive income                                     (5,623,085)          (5,623,085)
Retained earnings                                                            8,232,368            8,285,309
                                                                          ------------         ------------
                              Total Stockholders' Equity                     5,798,131            5,851,072
                                                                          ------------         ------------
                                                                          $ 45,331,367         $ 45,897,692
                                                                          ============         ============

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS



                                                                    Three Months Ended               Six Months Ended
                                                                         June 30                         June 30
                                                                   2003            2002            2003            2002
                                                                   ----            ----            ----            ----

Net sales                                                      $ 15,403,895    $ 16,650,167    $ 30,392,645    $ 31,319,946


Cost of sales                                                    11,824,809      12,631,512      23,260,660      23,690,111
Selling, general and administrative expenses                      2,657,068       2,748,646       5,361,936       5,260,663
Provision for depreciation and amortization                         716,759         780,022       1,496,141       1,546,928
Net loss from property transactions                                  13,031              --          13,031           2,848
Royalty income                                                           --        (327,838)             --        (496,702)
Other income and deductions                                             261         (43,039)            331         (42,074)
Minority interest                                                    53,348          64,570         106,238          98,205
Interest expense                                                    153,565         175,237         308,944         334,376
                                                               ------------    ------------    ------------    ------------

(Loss)/Income from continuing operations before income taxes        (14,946)        621,057        (154,636)        925,591

Provision/(Credit) for income taxes                                  24,814         248,449             715         370,306
                                                               ------------    ------------    ------------    ------------

Net (loss)income from continuing operations                         (39,760)        372,608        (155,351)        555,285

Gain from discontinued operations, net of taxes                          --              --         102,410              --


Net income (loss)                                              $    (39,760)   $    372,608    $    (52,941)   $    555,285
                                                               ============    ============    ============    ============

Basic and diluted earnings (loss) per share:
       From continuing operations                              $      (0.03)   $       0.24    $      (0.09)   $       0.35
       From discontinued operations                            $         --    $         --    $       0.06    $         --
                                                               ------------    ------------    ------------    ------------
Net Income (Loss)                                              $      (0.03)   $       0.24    $      (0.03)   $        .35
                                                               ============    ============    ============    ============

Weighted average shares outstanding:
       Basic                                                      1,583,414       1,583,414       1,583,414       1,583,414
       Effects of dilutive stock options                                 --              --              --              --
                                                               ------------    ------------    ------------    ------------
       Diluted                                                    1,583,414       1,583,414       1,583,414       1,583,414
                                                               ============    ============    ============    ============



SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF
CASH FLOWS

                                                                                                    Six Months Ended
                                                                                                        June 30
                                                                                                        -------
                                                                                                  2003           2002
                                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (loss) income                                                                   $   (52,941)   $   555,285
          Adjustments to reconcile net (loss) income to net cash provided by (used in)
          Operating activities:
                    (Gain) from discontinued operations                                          (102,410)            --
                    Depreciation and amortization                                               1,496,141      1,546,928
                    Loss  on disposal of property                                                  13,031          2,848
                    Deferred income taxes                                                         (95,877)       274,084
                    Minority interest                                                              31,239         68,207
          Changes to operating assets and liabilities that provided (used) cash:
                    Accounts receivable                                                           594,721     (2,353,320)
                    Inventories                                                                (1,788,786)        70,544
                    Prepaid expenses and other                                                    422,360        177,829
                    Other assets                                                                  (43,349)        20,235
                    Accounts payable                                                              298,117       (221,979)
                    Environmental reserve                                                         (94,574)      (240,875)
                    Accrued compensation                                                         (375,333)       (56,755)
                    Other accruals                                                                554,175        452,740
                    Postretirement benefits                                                       100,002        120,000
                                                                                              -----------    -----------
                              Total adjustments                                                 1,009,457       (139,514)
                                                                                              -----------    -----------
                           Net cash provided by continuing operating activities                   956,516        415,771
                           Net cash (used in) provided by discontinued operating activities      (476,297)    (1,385,853)
                                                                                              -----------    -----------
                           Net cash provided by (used in) operating activities                    480,219       (970,082)
                                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                                   (670,857)      (875,402)
                                                                                              -----------    -----------
                           Net cash (used in) continuing investing activities                    (670,857)      (875,402)
                           Net cash provided by discontinued investing activities                 747,481      1,504,211
                                                                                              -----------    -----------
                           Net cash provided by investing activities                               76,624        628,809
                                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net borrowings under revolving credit facility                                          100,998        825,224
          Repayment of long term debt                                                            (900,000)      (500,000)
          Principal payments under capital lease obligations                                      (19,305)       (62,461)
                                                                                              -----------    -----------
                               Net cash (used in) provided by financing activities               (818,307)       262,763
                                                                                              -----------    -----------
Net (decrease) increase in cash and cash equivalents                                             (261,464)       (78,510)
Cash and cash equivalents at beginning of period                                                  303,128        111,919
                                                                                              -----------    -----------
Cash and cash equivalents at end of period                                                    $    41,664    $    33,409
                                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                    Interest                                                                  $   251,647    $   339,161
                    Income taxes                                                              $    83,451    $    64,848
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Capital lease terminations                                                           $        --    $    17,715
         Conversion of environmental reserves to debt                                         $ 1,200,000             --

SEE NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

DETREX CORPORATION

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the periods presented. Certain amounts for 2002 have been reclassified to conform with 2003 classifications. The information furnished for the three and six month periods may not be indicative of results to be expected for the full year.

2. Effective September 30, 2000, the Company completed the sale of the assets, excluding real estate, of its paint subsidiary to Red Spot Paint & Varnish Co. The real property related to this discontinued segment is currently held for sale.

3. Under the terms of a two year Royalty Agreement between Detrex and Red Spot, Red Spot paid Detrex royalties of $1,091,590 in February, 2003 relating to incremental sales of certain products in 2002. For the first half of 2002, the Company had recorded $496,702 in royalty income; $327,838 was recorded in the second quarter. The Royalty Agreement expired at the end of 2002, and no royalty income was earned in 2003.

4. In 2001, the Company announced that it was exiting its Parts Cleaning Technologies segment ("PCT") and in accordance with APB Opinion 30, treated this segment as a discontinued operation for all periods presented. At December 31, 2002, previously accrued holding costs of $96,000 were reversed for certain PCT properties that were considered held and used under the transition provisions of the newly adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). During the first quarter of 2003, after further evaluation, it was determined that FAS 144 did not apply in this case to operations and assets properly recorded as discontinued operations under APB 30 prior to the adoption of FAS 144. It was concluded that since the properties were assets of the discontinued segment, the holding costs associated with the properties should be accrued pursuant to the provisions of APB 30. Accordingly, in the 2003 first quarter, the Company recorded a pre-tax charge of $286,000 ($188,760 net of tax) in discontinued operations to record its current estimate of the costs to hold the properties through the completion of any required environmental remediation. Additionally, the net book value of the properties totaling approximately $700,000 was reclassified to other non-current assets.

                On January 17, 2002 the Company consummated the sale of the Equipment Division (a business within the PCT segment) to Farr Manufacturing, which is located in Parkersburg, West Virginia. Under the terms of the transaction, the Company received $1.2 million in January 2002 and expected to receive additional monies from Farr in 2002, after final sales price adjustments. During 2002, a dispute arose between Farr and the Company regarding final sales price adjustments. The dispute was settled in August 2003; the Company will receive a total of $200,000 over a period of ten months. The settlement will not have a material effect on the overall financial position of the Company or the consolidated statement of operations, and will be accounted for in the third quarter of 2003.

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

DETREX CORPORATION

commissions and other transaction costs, the Company received net proceeds of $583,000, and recorded an after-tax gain of $291,170 through discontinued operations in the first quarter of 2003.

5. The Company maintains reserves for anticipated expenditures over the next several years in connection with remedial investigations, feasibility studies, remedial design, and remediation relating to the clean up of environmental contamination at several sites, including properties owned by the Company. Some of these studies have been completed; others are ongoing. In some cases, the methods of remediation remain to be agreed upon. At one such site, the Company has been a potentially responsible party for sharing the costs in a proceeding to clean up contaminated sediments in the Fields Brook watershed in Ashtabula, Ohio. The Fields Brook clean up was completed in the fourth quarter of 2002. During the final stages of the project, unanticipated additional contamination was discovered, making it necessary to perform additional remediation, which drove costs significantly over previous estimates. The Company's share of the increased costs totaled $860,000. Primarily as a result of this occurrence, and the reevaluation of other amounts within the environmental reserve, a pre-tax charge of $725,000 was recorded in the fourth quarter of 2002, and the reserve was increased by a like amount. In addition, the company added $250,000 to its environmental reserves in 2002 to cover the cost of operating and maintaining extraction test wells for source control installed on its Ashtabula, Ohio property to accomplish remediation of the site. These test wells have been operated for approximately nine months. Initial design and operating problems are currently being addressed. The system will continue to be modified and evaluated until the end of the year, and if deemed successful, could result in the design of a larger extraction system. At that time it may be necessary to add provisions to the reserve for installation of additional extraction wells and for operation and maintenance of those wells in the future. If the test wells are not considered successful, the Company intends to negotiate with the EPA for an alternative solution. It is not yet possible to estimate the cost of a larger extraction system, or assess the probability that one will be constructed.

               The Company expects to continue to incur professional fees, expenses and capital expenditures in connection with its environmental compliance efforts. In addition to the above, there are several other claims and lawsuits pending against the Company and its subsidiaries. In the first quarter of 2003, the Company settled litigation related to remediation at a drum recycler which the Company had utilized in the late 1980's, and signed an agreement to pay $1.2 million in four annual installments of $300,000. The first installment was paid in February 2003, and the next installment is scheduled to be paid in January, 2004. The remaining obligation of $900,000, which accrues interest at 1% over the prime rate, was reclassified from environmental reserves to debt at March 31, 2003; $300,000 is classified as current, $600,000 as non-current.

                The Company performs regular reviews of its reserves for environmental matters. The amounts of the reserves at December 31, 2002 were $7.6 million. After reclassifying the remediation litigation settlement note to long term debt, and spending approximately $200,000 for environmental matters in the first half of 2003, the environmental reserves totaled $6.2 million at June 30, 2003. In 2003, after the reclassification referred to above, the Company expects to spend approximately $500,000-750,000 for environmental matters and anticipates spending between $1-2 million for these matters in each of the next three to four years.

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

See Note 4 regarding the Parts Cleaning Technologies exit.

Data for the three and six month periods ended June 30, 2003 and 2002 is as follows:

                                                             Three Months Ended June 30        Six Months Ended June 30
                                                                 2003            2002            2003            2002
                                                                 ----            ----            ----            ----
Net sales:
   Harvel Plastics                                           $ 10,609,182    $ 11,505,841    $ 20,889,577    $ 20,968,567
   Elco Corporation                                             4,797,713       5,131,825       9,503,069      10,326,377
   Other (includes intercompany eliminations)                          --          12,501              --          25,002
                                                             ------------    ------------    ------------    ------------
      Total                                                  $ 15,403,895    $ 16,650,167    $ 30,392,645    $ 31,319,946
                                                             ============    ============    ============    ============

Earnings before income taxes:
   Harvel Plastics                                                585,141         701,543       1,165,266       1,066,979
   Elco Corporation                                               522,256         571,611         912,994       1,242,782
   Other                                                               --          12,502              --          25,002
                                                             ------------    ------------    ------------    ------------
      Sub-total                                                 1,107,397       1,285,656       2,078,260       2,334,763

   Royalty income                                                      --         327,838              --         496,702
   Corporate administrative and other expense                    (968,778)       (817,200)     (1,923,952)     (1,571,498)
   Corporate interest expense                                    (153,565)       (175,237)       (308,944)       (334,376)
                                                             ------------    ------------    ------------    ------------
      Total income from continuing operations before taxes
                                                             $    (14,946)   $    621,057    $   (154,636)   $    925,591
                                                             ============    ============    ============    ============


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF INTERIM FINANCIAL INFORMATION

Results of Operations

Detrex Corporation and its consolidated subsidiaries ("the Company") incurred a net loss from continuing operations of $39,760 during the second quarter of 2003, compared to net income from continuing operations of $372,608 for the second quarter of 2002. Net sales for the second quarter of 2003 were $15,403,895, a decrease of 7.5% compared to sales of $16,650,167 in the second quarter of 2002. For the first six months of 2003, revenues were $30,392,645, a decrease of $927,301, or 3.0%, compared to the same period in 2002. The Company reported a net loss from continuing operations of $155,351 in the first six months of 2003, compared to net income from continuing operations of $555,285 for the same period in 2002. Results for both the second quarter of 2002 and the first six months of 2002 were significantly enhanced by royalty income (pre-tax) of $327,838 and $496,702, respectively (see Note 3). The royalty agreement, which related to a business sold by the Company in 2000, expired at the end of 2002; therefore, no further royalties will be earned thereunder in 2003.

DETREX CORPORATION

At December 31, 2002, after advice from, and in consultation with, its independent auditors, the Company reversed previously accrued holding costs of $96,000 for certain PCT properties that were considered held and used under newly adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets""("FAS 144"). During the first quarter of 2003, after further evaluation, it was determined that FAS 144 did not apply in this case to operations and assets properly recorded as discontinued operations under APB 30 prior to the adoption of FAS 144 and it was concluded that since the properties were assets of the discontinued segment, the holding costs associated with the properties should be accrued pursuant to the provisions of APB 30. Accordingly, the Company recorded a pre-tax charge of $286,000 ($188,760 after-tax) in discontinued operations to record its current estimate of the costs to hold the properties through any required environmental remediation . Additionally, net book value of the properties totalling approximately $712,000 was reclassified to other non-current assets. Also in the first quarter of 2003, the Company sold property located in California, formerly a Solvent division warehouse and office (see
Note 4), and recognized a net after-tax gain of $291,170 in discontinued operations.

There were no charges to discontinued operations in the second quarter of 2003; the overall net loss for the quarter was $39,760. For the year to date 2003, the net loss from continuing operations of $155,351 was reduced by the net gain of $102,410 from discontinued operations in the first quarter, resulting in an overall net loss of $52,941.

Summarized below is selected operating data from continuing operations for the current fiscal period and the comparable data for the same period last year (in thousands):


                                                        Three Months Ended                      Six Months Ended
                                                              June 30                                June 30
                                                              -------                                -------
                                                      2003                2002              2003                2002
                                                      ----                ----              ----                ----
                                                  $          %        $         %       $          %        $         %
                                                  -          -        -         -       -          -        -         -
Sales                                           15,404      100.0   16,650     100.0  30,393      100.0   31,320     100.0
Gross margin                                     3,579       23.2    4,019      24.1   7,132       23.5    7,630      24.4
Selling, general and administrative expenses     2,657       17.2    2,749      16.5   5,362       17.6    5,261      16.8
Depreciation and amortization                      717        4.7      780       4.7   1,496        4.9    1,547       4.9
Net (loss)/income from continuing operations       (40)      (0.2)     373       2.2    (155)      (0.5)     555       1.8


Sales for the second quarter of 2003 decreased by approximately $1.2 million, or 7.5%, compared to the same period in 2002, due to decreases at each of the Company's business units. Revenues at Harvel Plastics, Inc. ("Harvel") declined by $897,000, or 7.8%, when compared to the same quarter in 2002, as conditions remained extremely weak in our markets, commercial and industrial construction. Revenue at The Elco Corporation ("Elco") declined in the second quarter of 2003 by $337,000, or 6.6%, compared to the same period in 2002, due primarily to decreased hydrochloric acid sales to semiconductor markets. For the year to date 2003, overall revenues have declined by $927,000, or 3.0%, compared to the first six months of 2002, primarily due to a $823,000 decrease at Elco.

The gross margin of the Company decreased by approximately $440,000 in the second quarter of 2003, $498,000 for the year to date, compared to the same periods a year ago, due primarily to the decrease in revenue at Elco and, to a lesser extent, Harvel. Company margins expressed as a percentage of sales decreased from 24.1% in the second quarter of 2002 to 23.2% in the second quarter of 2003, and from 24.4% in the first half of 2002 to 23.5% in the first half of 2003, the result of lower volume and increased raw material costs at both Harvel and Elco, and an adverse shift in product mix at Elco.

DETREX CORPORATION

Selling and administrative expenses decreased by approximately $92,000 in the second quarter of 2003 compared to the second quarter in 2002. The 2002 second quarter included $90,000 in nonrecurring charges for bad debt and legal fees at Elco. Cost containment actions initiated across the Company early in 2003 offset an increase in pension expense of $252,000 in the second quarter, most of which was recognized at the corporate level. For the first half of 2003, selling and administrative expense have increased by $101,000 compared to the same period a year earlier, entirely due to the increase of $579,000 in pension expense. Decreases in selling expenses, performance based variable compensation, and other discretionary expenditures have somewhat mitigated the impact of the increased pension expense.

The provision for depreciation and amortization in the second quarter of 2003 is approximately $63,000 lower than that recognized in the second quarter of 2002, due in part to lower levels of capital expenditures in the first half of 2003 compared to prior years.

Interest expense decreased in the second quarter of 2003 compared to the same quarter a year ago due to lower interest rates on the revolving credit facility, which is based on the prime rate, lower average outstanding balances on the revolver and a $600,000 principal payment of the Industrial Development bonds in January 2003, offset somewhat by interest accrued on the note payable for the settlement of the barrel and drum recycler litigation (See Note 5).

For both the three and six months ended June 30, 2003, the provision for income taxes is the result of state and local income tax expense at the profitable operating units, partially offset by the federal tax credits at the 34% statutory rate due to the overall pre-tax operating loss from continuing operations. For the three and six month periods ended June 30, 2002, the provision for income taxes was approximately 40%, comprised of 6% for state and local income tax expense and the statutory 34% federal rate.

Results of Operations -- Segment Discussion

Harvel's sales declined by $897,000, or 7.8%, in the second quarter of 2003, compared to the second quarter of 2002. For the year to date 2003, revenues are approximately the same, compared to the same period in the prior year. The revenue decline in the second quarter of 2003 was due to a 13.7% decrease in pounds of pipe shipped, due to the continuing weak demand conditions in the industrial and commercial markets we serve. Partially offsetting the volume decrease was a 6.9% increase in selling price per pound, primarily due to a change in product mix and price increases instituted where possible to offset increases in resin costs, a primary raw material. Gross margins declined by $159,000 in the second quarter of 2003, compared to the second quarter of 2002, primarily due to the volume decrease for the period. Expressed as a percentage of sales, gross margins decreased from 15.2% in the second quarter of 2002 to 15.0% in the second quarter of 2003, as manufacturing inefficiencies caused by lower volumes more than offset a favorable shift in product mix. Although resin prices stabilized in the second quarter and are forecast to remain at current levels through the next quarter, margins will continue to remain under pressure until the overall economic conditions improve in Harvel's industrial and commercial markets. For the 2003 year to date, gross margins were 15.3%, compared to 14.8% in the comparable period a year ago. Selling, general and administrative expenses decreased by $30,000 in the second quarter compared to the second quarter of 2002, as lower selling expenses, including commissions and advertising, and tight controls over discretionary expenditures more than offset an increase of $54,000 in pension expense in the quarter. For the 2003 year to date, the lower selling and advertising expenses have been offset by a $114,000 increase in pension expense, resulting in a year over year increase of $35,000 in operating expenses.

DETREX CORPORATION

Revenues at Elco declined $337,000, or 6.6%, in the second quarter of 2003, compared to the same period in 2002. This decline was caused primarily by continuing weakness in its hydrochloric acid markets, where we experienced a revenue decline of $277,000 during the comparable period. Revenues for the domestic lubricant additives product line in the second quarter of 2003 were approximately equal to those in the same quarter of 2002, while export additive sales declined by $60,000. Revenues declined $823,000 for the 2003 year to date, compared to the same period in 2002, due almost entirely to a $726,000 decline in hydrochloric acid sales. Sales for the hydrochloric acid product line are dependent on general economic activity including the semiconductor industry; business conditions in this market are weak. Domestic additive sales have declined $287,000 and export additive sales have increased $190,000 for the same comparative period. Gross margin declined $236,000 in the second quarter of 2003, compared to the same period in 2002, and for the 2003 year to date, declined by $594,000, compared to the first half of 2002. Both of these decreases are primarily attributable to the decrease in revenue. To a lesser extent, a shift in product mix and raw material cost pressure resulted in a decline in gross margins, expressed as a percentage of sales, from 30.7% in the second quarter of 2002, to 27.9% in the second quarter of 2003. Similarly, for the 2003 year to date, gross margin percentage declined to 27.0%, from 30.6% in 2002. Selling, general and administrative expenses declined by $187,000 in the second quarter of 2003, compared to the second quarter of 2002. The decline is due primarily to lower bad debt expense, continued tight controls over discretionary expenses, and reductions in employee related costs, including performance based variable compensation. For the 2003 year to date, operating expenses declined by $261,000 compared to the same period in 2002, due primarily to the aforementioned reasons, offset somewhat by increases in pension expense.

Liquidity, Financial Condition, and Capital Resources

The Company utilized internally generated funds, the receipt of $1.1 million in royalty payments (see Note 3) and $583,000 from the sale of the Los Angeles PCT property (see Note 4) and increased borrowings of $101,000 under its revolving credit facility to finance its overall operations, $900,000 debt principal payments and approximately $670,000 in capital expenditures in the first half of 2003. Inventory balances increased by nearly $1.8 million during the first half of 2003, as both Harvel and Elco replenished stocks which were driven lower than normal due to sales levels at year-end 2002 which were higher than anticipated. Current inventory levels approximate those maintained during 2002. The decline of $625,000 in accounts receivable during the first half of 2003 was due to the payment of the $1.1 million Red Spot royalty, offset in part by increases at Harvel of approximately $650,000 due to higher sales levels in the second quarter compared to the fourth quarter of 2002. Accounts payable increased by $284,000, primarily as the result of an increase of $1.2 million at Harvel, due to its increased purchases of inventory and higher activity levels than at year end 2002; offsetting this increase were payments of nearly $900,000 for environmental liabilities which were included in accounts payable at December 31, 2002. Working capital was $497,000 at June 30, 2003, compared to $16,000 at December 31, 2002.

The increase in other assets is due to a reclassification of the net book value of excess properties related to the PCT exit out of property, plant and equipment in the first quarter of 2003 (see Note 4).

The obligation of $1.2 million resulting from the settlement of litigation related to environmental remediation at a drum and barrel recycler which the Company had formerly utilized (see Note 5) was reclassified from environmental reserves to debt in the first quarter of 2003. Debt payments of $900,000 were made during the first quarter due to the $600,000 principal payment on the Industrial Development Bonds in January, 2003, and the initial $300,000 installment on the note related to the aforementioned remediation litigation settlement, paid in February 2003. The remaining obligation of $900,000 on this note was classified as follows: $300,000 current and $600,000 non-current.

The Company performs regular reviews of its reserves for environmental matters. The amounts of the reserves at December 31, 2002 were $7.6 million. After reclassifying the remediation litigation settlement note to long term debt, and spending approximately $200,000 for environmental matters in the first half of 2003, the environmental reserves totaled $6.2 million at June 30, 2003. In 2003, after the reclassification referred to above, the Company expects to spend approximately $500,000-750,000 for environmental matters and anticipates spending between $1-2 million for these matters in each of the next three to four years.

DETREX CORPORATION

The Company was not in compliance with the net worth covenant of its Credit Agreement ("the Agreement") with Comerica Bank ("Comerica") at December 31, 2002 because of reductions to shareholders' equity resulting from the recognition of additional minimum pension liability, due to increases in the underfunded position of the Company's pension plans. Comerica granted a waiver of the default at December 31, 2002. The Company was again in default of this covenant at March 31, 2003, and was also in default of its cash coverage covenants. Comerica again granted waivers of the defaults at March 31, 2003. An amendment to the Agreement was signed, effective March 31, 2003 extending the date of the Agreement to May 1, 2004, and adjusting both the net worth and the cash coverage covenants effective with the second quarter of 2003. The Company was not in compliance with the net worth covenant at the end of the second quarter of 2003, due in large part to the charge taken at the end of the first quarter relating to the PCT exit reserve. Comerica granted a waiver of the default, and an amendment to the Agreement adjusting the net worth covenant for future periods was signed on August 11, 2003.

Outlook

The difficult economic conditions the Company experienced in 2001 and 2002 have continued through the first half of 2003. Results for the first quarter gave rise to cautious optimism for the remainder of the year; however, operating results in the second quarter have clearly shown that the forecast improvement in the domestic economy has not yet materialized. In spite of the continued difficult operating environment, the management of the Company believes that cash generated by the operating business units, in combination with cash proceeds from sales of excess properties, and increased borrowings under its revolving credit facility, will be sufficient to fund environmental requirements as well as provide for capital expenditures, pension funding and other operating needs. However, economic uncertainties due to the continued weakness in both the domestic and international economies in which we conduct business and geopolitical issues around the world may have an impact on the Company's ability to achieve its operating goals. The Company has been, and will continue to be, closely monitoring its cash and operating situation, and will continue to adjust its projected outlays on capital projects, control other discretionary spending, and to the extent possible, environmental issues, as the situation demands.

Risks and Uncertainties

The Company has utilized the best available information to estimate its liability with respect to environmental issues. Cost estimates are reviewed periodically to assess changed conditions, and adjustments to recorded amounts are made if the changed conditions have a significant effect on cost estimates.

The Company recorded a $5.7 million charge to its environmental reserves in 2001. Of this amount, $3.7 million was recorded as part of the PCT exit costs for estimated closure costs and remediation of certain properties, and $2.0 million related to continuing operations. An additional charge of $975,000 was recorded in the fourth quarter of 2002 for Fields Brook, operation of the Ashtabula source control test wells, and other matters. These estimates were based on input from internal company sources and third party reviews of estimated costs for characterization, closure, remediation, and monitoring for each of the sites, and are believed to be sufficient. However, such estimates for remediation, as well as other environmental factors, could change significantly in future periods to reflect new laws, regulations or regulatory approaches, advances in remediation technologies, changes in remediation approaches, additional sites requiring remediation, or the discovery of additional contamination. It is not possible to determine whether additional loss, due to such changed circumstances, will occur or to reasonably estimate the amount or range of any potential additional loss.

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

Environmental Reserves
The Company determines the cost of environmental remediation of its facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technology. Management meets regularly to review its environmental matters, and makes use of both internal and third party data to provide a basis for the estimates recorded in the financial statements. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had a total of $7.6 million accrued for environmental obligations at December 31, 2002 and $6.2 million accrued for these obligations at June 30, 2003. This is the Company's best estimate of the costs with respect to environmental matters. There is a possibility that the environmental reserves may need to be increased in the next 6-24 months, to provide for a larger extraction system for the Ashtabula source control, if the pilot test well program proves successful. If the test wells are not not considered successful, the Company intends to negotiate with the EPA for an alternative solution. At this time, the Company is unable to assess the cost of a larger extraction system, or assess the probability that one will be constructed. Based on present knowledge, management does not believe any other material changes are reasonably possible in the near term (18-24 months). However, it must be pointed out that the Company has added approximately $3 million to the environmental reserves for unanticipated costs in the past two years. For further discussion, see Note 5 to the Consolidated Financial Statements and the Liquidity section of the Management's Discussion and Analysis of Financial Condition.

DETREX CORPORATION

Deferred Tax Assets
The Company currently has significant net deferred tax assets resulting from net operating losses and other deductible temporary differences, which are available to reduce taxable income in future periods. The Company recorded a valuation allowance of $500,000 in the fourth quarter of 2002, charged directly to the provision for income taxes. The valuation allowance was calculated in accordance with the provisions of FAS 109, "Accounting for Income Taxes", which places heavier emphasis on a company's cumulative operating results for the current and preceding years, and less emphasis on projected results. Although management believes that our results for the previous two years were heavily affected by a deliberate and planned PCT exit strategy, the cumulative losses in those periods represented negative evidence sufficient to require a valuation allowance under the provisions of FAS 109. The amount of the deferred tax assets determined to be more likely than not realizable was calculated based on the tax effect of future taxable earnings approximating average historical performance and, to a lesser extent, a forecasted component. Additionally, certain judgments were made regarding the availability of tax planning strategies. The range for the net unrealizable deferred tax asset value was estimated to be $0 to $2.3 million under different uncertainty assumptions. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or in future income. If the Company determines that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to income in the period such determination was made.

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

Health care cost trend assumptions underlying the Company's retiree health care plan are developed based on historical cost data, actual recent experience, the near-term outlook, and an assessment of likely long term trends.

DETREX CORPORATION

The Company recorded approximately $327,000 in pension expense in the first quarter of 2003, and an additional $300,000 was recorded in the second quarter of 2003 based on the results of the actuarial valuation performed in the second quarter. The Company will be recognizing pension expense of approximately $1.25 million in 2003. Minimum cash funding requirements for the pension plans in 2003 will be approximately $300,000; in 2004, this amount rises to an estimated $500,000. Changes in interest rates and the market value of securities held by the pension plans during 2003 could materially affect the underfunded position of the plans, and impact the level of pension expense and required cash contributions in 2004 and beyond.

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


                             PART II - OTHER INFORMATION

ITEM 4(a)  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           The 76th Annual Meeting of the Stockholders of Detrex Corporation was held in Southfield, Michigan on the 24th day of April 2003.

           Election of Messrs. Emmett, McCleary, and Thalacker as Directors of the Second Class to hold office for three year terms or until their successors have been elected and qualify:

                            Mr. Emmett      Mr. McCleary     Mr. Thalacker

              For             906,216          906,116          881,066
              Against              --               --               --
              Abstain         517,641          517,741          542,791


           Messrs. Cox, Mark, King and Zimmer continue as directors.


ITEM 4(b)  CONTROLS AND PROCEDURES

           As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chiefs Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the

DETREX CORPORATION

         Company required to be included in the Company's periodic SEC filings. No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed with this report:

         Exhibit 10 -    Fifth Amendment to Credit Agreement dated August 11,
                         2003
         Exhibit 31(a) - Certification Pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002
         Exhibit 31(b) - Certification Pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002
         Exhibit 32 -    Certification Pursuant to Section 906 of the Sarbanes
                         Oxley Act of 2002

(b) There were no reports on Form 8-K filed during the second quarter of 2003.

DETREX CORPORATION



                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DETREX CORPORATION



Date     8/14/03                    /s/  T. E. Mark
       ---------                    --------------------------------------------
                                    T. E. Mark
                                    President and Chief Executive Officer



Date     8/14/03                    /s/  S. J. Quinlan
       ---------                    --------------------------------------------
                                    S. J. Quinlan
                                    Vice President-Finance, Treasurer, & Chief
                                    Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

Exhibit 10 -            Fifth Amendment to Credit Agreement dated August 11,
                        2003
Exhibit 31(a) -         Certification Pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002
Exhibit 31(b) -         Certification Pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002
Exhibit 32 -            Certification Pursuant to Section 906 of the Sarbanes
                        Oxley Act of 2002